Form 10-K405/A
period 1997-12-31
INDIANA MICHIGAN POWER CO
filed 1998-04-01
CIK 50172

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                  EXPLANATORY NOTE

     This Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1997, is filed in order to revise certain amounts reported in Item 1 under the heading "Construction Expenditures--Environmental Expenditures".



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


                                    1995       1996      1997       1998
                                   Actual     Actual    Actual    Estimate
                                               (in thousands)

    AEGCo . . . . . . . . . . .   $      0   $      0  $      0   $      0
    APCo  . . . . . . . . . . .      7,800     10,500     9,100     11,500
    CSPCo . . . . . . . . . . .     10,000      1,800     1,300      4,500
    I&M . . . . . . . . . . . .      1,400          0       100      3,200
    KEPCo . . . . . . . . . . .        600        100     1,300      4,000
    OPCo  . . . . . . . . . . .      3,100      1,600    11,800     32,800
       AEP System . . . . . . .
                                  $ 22,900   $ 14,000  $ 23,600   $ 56,000


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


                                  SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                        INDIANA MICHIGAN POWER COMPANY


                        By:    /s/ G. P. Maloney
                           (G. P. Maloney, Vice President)

Date:  April 1, 1998