Form 10-K
period 2007-12-31
INDIANA MICHIGAN POWER CO
filed 2008-02-28
CIK 50172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K
___________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to_________

Commission File Number	Registrants; States of Incorporation; Address and Telephone Number	I.R.S. Employer Identification Nos.
1-3525	American Electric Power Company, Inc. (A New York Corporation)	13-4922640
1-3457	Appalachian Power Company (A Virginia Corporation)	54-0124790
1-2680	Columbus Southern Power Company (An Ohio Corporation)	31-4154203
1-3570	Indiana Michigan Power Company (An Indiana Corporation)	35-0410455
1-6543	Ohio Power Company (An Ohio Corporation)	31-4271000
0-343	Public Service Company of Oklahoma (An Oklahoma Corporation)	73-0410895
1-3146	Southwestern Electric Power Company (A Delaware Corporation) 1 Riverside Plaza, Columbus, Ohio 43215 Telephone (614) 716-1000	72-0323455

Indicate by check mark if the registrants with respect to American Electric Power Company, Inc. and Appalachian Power Company, is each a well-known seasoned issuer, as defined in Rule 405 on the Securities Act.
	Yes ☒	No. ☐

Indicate by check mark if the registrants with respect to Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company, are well-known seasoned issuers, as defined in Rule 405 on the Securities Act.
	Yes ☐	No. ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes ☐	No. ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
	Yes ☒	No. ☐

Indicate by check mark if disclosure of delinquent filers with respect to Appalachian Power Company or Ohio Power Company pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements of Appalachian Power Company or Ohio Power Company incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether American Electric Power Company, Inc. is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act.  (Check One)

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company are large accelerated filers, accelerated filers, or non-accelerated filers.  See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark if the registrants are shell companies, as defined in Rule 12b-2 of the Exchange Act.	Yes ☐	No. ☒

Columbus Southern Power Company, Indiana Michigan Power Company and Public Service Company of Oklahoma meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
American Electric Power Company, Inc.	Common Stock, $6.50 par value	New York Stock Exchange
Appalachian Power Company	None
Columbus Southern Power Company	None
Indiana Michigan Power Company	6% Senior Notes, Series D, Due 2032	New York Stock Exchange
Ohio Power Company	None
Public Service Company of Oklahoma	6% Senior Notes, Series B, Due 2032	New York Stock Exchange
Southwestern Electric Power Company	None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
American Electric Power Company, Inc.	None
Appalachian Power Company	4.50% Cumulative Preferred Stock, Voting, no par value
Columbus Southern Power Company	None
Indiana Michigan Power Company	None
Ohio Power Company	4.50% Cumulative Preferred Stock, Voting, $100 par value
Public Service Company of Oklahoma	None
Southwestern Electric Power Company	4.28% Cumulative Preferred Stock, Non-Voting, $100 par value
4.65% Cumulative Preferred Stock, Non-Voting, $100 par value
5.00% Cumulative Preferred Stock, Non-Voting, $100 par value

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2007, the last trading date of the registrants’ most recently completed second fiscal quarter
		Number of shares of common stock outstanding of the registrants at December 31, 2007
American Electric Power Company, Inc.	$17,979,507,421	400,426,704
		($6.50 par value)
Appalachian Power Company	None	13,499,500
		(no par value)
Columbus Southern Power Company	None	16,410,426
		(no par value)
Indiana Michigan Power Company	None	1,400,000
		(no par value)
Ohio Power Company	None	27,952,473
		(no par value)
Public Service Company of Oklahoma	None	9,013,000
		($15 par value)
Southwestern Electric Power Company	None	7,536,640
		($18 par value)

Note On Market Value Of Common Equity Held By Non-Affiliates

American Electric Power Company, Inc. owns, directly or indirectly, all of the common stock of Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (see Item 12 herein).
Documents Incorporated By Reference

Description	Part of Form 10-K Into Which Document Is Incorporated

Portions of Annual Reports of the following companies for the fiscal year ended December 31, 2007:	Part II
American Electric Power Company, Inc.
Appalachian Power Company
Columbus Southern Power Company
Indiana Michigan Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

Portions of Proxy Statement of American Electric Power Company, Inc. for 2008 Annual Meeting of Shareholders.	Part III

Portions of Information Statements of the following companies for 2008 Annual Meeting of Shareholders:	Part III
Appalachian Power Company
Ohio Power Company

This combined Form 10-K is separately filed by American Electric Power Company, Inc., Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company,  Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Except for American Electric Power Company, Inc., each registrant makes no representation as to information relating to the other registrants.

You can access financial and other information at AEP’s website, including AEP’s Principles of Business Conduct (which also serves as a code of ethics applicable to Item 10 of this Form 10-K), certain committee charters and Principles of Corporate Governance. The address is www.AEP.com.  AEP makes available, free of charge on its website, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

TABLE OF CONTENTS
Item Number
Glossary of Terms
Forward-Looking Information
PART I
1		Business
General
Utility Operations
MEMCO Operations
Generation and Marketing
Other
1	A	Risk Factors
1	B	Unresolved Staff Comments
2		Properties
Generation Facilities
Transmission and Distribution Facilities
Titles
System Transmission Lines and Facility Siting
Construction Program
Potential Uninsured Losses
3		Legal Proceedings
4		Submission Of Matters To A Vote Of Security Holders
Executive Officers of the Registrant
PART II
5		Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
6		Selected Financial Data
7		Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
7	A	Quantitative And Qualitative Disclosures About Market Risk
8		Financial Statements And Supplementary Data
9		Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
9	A	Controls And Procedures
9	B	Other Information
PART III
10		Directors, Executive Officers and Corporate Governance
11		Executive Compensation
12		Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters
13		Certain Relationships And Related Transactions, and Director Independence
14		Principal Accounting Fees And Services
PART IV
15		Exhibits, Financial Statement Schedules
Financial Statements
Signatures
Index to Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Exhibit Index

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
AEGCo	AEP Generating Company, an electric utility subsidiary of AEP
AEP or parent	American Electric Power Company, Inc.
AEP East companies	APCo, CSPCo, I&M, KPCo and OPCo
AEP Power Pool	APCo, CSPCo, I&M, KPCo and OPCo, as parties to the Interconnection Agreement
AEPSC	American Electric Power Service Corporation, a service company subsidiary of AEP
AEP System or the System	The American Electric Power System, an integrated electric utility system, owned and operated by AEP’s electric utility subsidiaries
AEP West companies	PSO, SWEPCo, TCC and TNC
AEP Utilities	AEP Utilities, Inc., a subsidiary of AEP, formerly, Central and South West Corporation
AFUDC	Allowance for funds used during construction (the net cost of borrowed funds, and a reasonable rate of return on other funds, used for construction under regulatory accounting)
ALJ	Administrative law judge
APCo	Appalachian Power Company, a public utility subsidiary of AEP
APSC	Arkansas Public Service Commission
Buckeye	Buckeye Power, Inc., an unaffiliated corporation
CAA	Clean Air Act
CAAA	Clean Air Act Amendments of 1990
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
Cook Plant	The Donald C. Cook Nuclear Plant (2,143 MW), owned by I&M, and located near Bridgman, Michigan
CSPCo	Columbus Southern Power Company, a public utility subsidiary of AEP
CSW	Central and South West Corporation, a public utility holding company that merged with AEP in June 2000.
CSW Operating Agreement
Agreement, dated January 1, 1997, as amended, originally by and among PSO, SWEPCo, TCC and TNC, currently by and between PSO and SWEPCO governing generating capacity allocation.  AEPSC acts as the agent for the parties.

DOE	United States Department of Energy
Dow	The Dow Chemical Company, and its affiliates collectively, unaffiliated companies
DP&L	The Dayton Power and Light Company, an unaffiliated utility company
Duke Carolina	Duke Energy Carolinas, LLC
Duke Indiana	Duke Energy Indiana, Inc.
Duke Ohio	Duke Energy Ohio, Inc.
EMF	Electric and Magnetic Fields
EPA	United States Environmental Protection Agency
EPACT	The Energy Policy Act of 2005
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FPA	Federal Power Act
I&M	Indiana Michigan Power Company, a public utility subsidiary of AEP
Interconnection Agreement	Agreement, dated July 6, 1951, as amended, by and among APCo, CSPCo, I&M, KPCo and OPCo, defining the sharing of costs and benefits associated with their respective generating plants
IURC	Indiana Utility Regulatory Commission
KPCo	Kentucky Power Company, a public utility subsidiary of AEP
LLWPA	Low-Level Waste Policy Act of 1980
Lawrenceburg Plant	A 1,146 MW gas-fired unit owned by AEGCo and located near Lawrenceburg, Indiana
LPSC	Louisiana Public Service Commission
MEMCO	AEP MEMCO LLC, an inland river transportation subsidiary operating primarily on the Ohio, Illinois, and Lower Mississippi rivers
MISO	Midwest Independent Transmission System Operator
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
NOx	Nitrogen oxide
NPC	National Power Cooperatives, Inc., an unaffiliated corporation
NRC	Nuclear Regulatory Commission
OASIS	Open Access Same-time Information System
OATT	Open Access Transmission Tariff, filed with FERC
OCC	Corporation Commission of the State of Oklahoma
Ohio Act	Ohio electric restructuring legislation
OPCo	Ohio Power Company, a public utility subsidiary of AEP
OVEC	Ohio Valley Electric Corporation, an electric utility company in which AEP and CSPCo together own a 43.47% equity interest
PJM	PJM Interconnection, L.L.C., a regional transmission organization
PSO	Public Service Company of Oklahoma, a public utility subsidiary of AEP
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REP	Texas retail electricity provider
Rockport Plant	A generating plant owned and partly leased by AEGCo and I&M (two 1,300 MW, coal-fired) located near Rockport, Indiana
RSPs	The rate stabilization plans of CSPCo and OPCo, approved by the PUCO, which, among other things, address default generation service rates from January 1, 2006 through December 31, 2008
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
S&P	Standard & Poor’s Ratings Service
SO2	Sulfur dioxide
SPP	Southwest Power Pool
SWEPCo	Southwestern Electric Power Company, a public utility subsidiary of AEP
TCA
Transmission Coordination Agreement dated January 1, 1997 by and among, PSO, SWEPCo, TCC, TNC and AEPSC, which allocated costs and benefits through September 2005 in connection with the operation of the transmission assets of the four public utility subsidiaries

TCC	AEP Texas Central Company, formerly Central Power and Light Company, a public utility subsidiary of AEP
TEA	Transmission Equalization Agreement dated April 1, 1984 by and among APCo, CSPCo, I&M, KPCo and OPCo, which allocates costs and benefits in connection with the operation of transmission assets
Texas Act	Texas electric restructuring legislation
TNC	AEP Texas North Company, formerly West Texas Utilities Company, a public utility subsidiary of AEP
Tractebel	Tractebel Energy Marketing, Inc.
TVA	Tennessee Valley Authority
VSCC	Virginia State Corporation Commission
WPCo	Wheeling Power Company, a public utility subsidiary of AEP
WVPSC	West Virginia Public Service Commission

FORWARD-LOOKING INFORMATION

This report made by the registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Although the registrants believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	Electric load and customer growth.
•	Weather conditions, including storms.
•	Available sources and costs of, and transportation for, fuels and the creditworthiness and performance of fuel suppliers and transporters.
•	Availability of generating capacity and the performance of our generating plants.
•	Our ability to recover regulatory assets and stranded costs in connection with deregulation.
•	Our ability to recover increases in fuel and other energy costs through regulated or competitive electric rates.
•
Our ability to build or acquire generating capacity (including our ability to obtain any necessary regulatory approvals and permits) when needed at acceptable prices and terms and to recover those costs through applicable rate cases or competitive rates.

•	New legislation, litigation and government regulation including requirements for reduced emissions of sulfur, nitrogen, mercury, carbon, soot or particulate matter and other substances.
•
Timing and resolution of pending and future rate cases, negotiations and other regulatory decisions (including rate or other recovery of new investments in generation, distribution and transmission service and environmental compliance).

•	Resolution of litigation (including disputes arising from the bankruptcy of Enron Corp. and related matters).
•	Our ability to constrain operation and maintenance costs.
•	The economic climate and growth in our service territory and changes in market demand and demographic patterns.
•	Inflationary and interest rate trends.
•
Volatility in the financial markets, particularly developments affecting the availability of capital on reasonable terms and developments impairing our ability to refinance existing debt at attractive rates.

•	Our ability to develop and execute a strategy based on a view regarding prices of electricity, natural gas and other energy-related commodities.
•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	Volatility and changes in markets for electricity, natural gas, coal, nuclear fuel and other energy-related commodities.
•	Changes in utility regulation, including the potential for new legislation in Ohio and the allocation of costs within RTOs.
•	Accounting pronouncements periodically issued by accounting standard-setting bodies.
•	The impact of volatility in the capital markets on the value of the investments held by our pension, other postretirement benefit plans and nuclear decommissioning trust.
•	Prices for power that we generate and sell at wholesale.
•	Changes in technology, particularly with respect to new, developing or alternative sources of generation.
•	Other risks and unforeseen events, including wars, the effects of terrorism (including increased security costs), embargoes and other catastrophic events.

The registrants expressly disclaim any obligation to update any forward-looking information.

PART I

ITEM 1.     BUSINESS

GENERAL

OVERVIEW AND DESCRIPTION OF SUBSIDIARIES

AEP was incorporated under the laws of the State of New York in 1906 and reorganized in 1925. It is a public utility holding company that owns, directly or indirectly, all of the outstanding common stock of its public utility subsidiaries and varying percentages of other subsidiaries.

The service areas of AEP’s public utility subsidiaries cover portions of the states of Arkansas, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia. The generating and transmission facilities of AEP’s public utility subsidiaries are interconnected and their operations are coordinated. Transmission networks are interconnected with extensive distribution facilities in the territories served. The public utility subsidiaries of AEP have traditionally provided electric service, consisting of generation, transmission and distribution, on an integrated basis to their retail customers. Restructuring legislation in Michigan, Ohio, the ERCOT area of Texas and, through 2008, Virginia has caused AEP public utility subsidiaries in those states to unbundle previously integrated regulated rates for their retail customers.

The AEP System is an integrated electric utility system. As a result, the member companies of the AEP System have contractual, financial and other business relationships with the other member companies, such as participation in the AEP System savings and retirement plans and tax returns, sales of electricity and transportation and handling of fuel. The companies of the AEP System also obtain certain accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost from a common provider, AEPSC.

At December 31, 2007, the subsidiaries of AEP had a total of 20,861 employees. Because it is a holding company rather than an operating company, AEP has no employees. The public utility subsidiaries of AEP are:

APCo (organized in Virginia in 1926) is engaged in the generation, transmission and distribution of electric power to approximately 956,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2007, APCo and its wholly owned subsidiaries had 2,497 employees.  Among the principal industries served by APCo are coal mining, primary metals, chemicals and textile mill products. In addition to its AEP System interconnections, APCo is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Carolina and Virginia Electric and Power Company. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.  APCo is a member of PJM.

CSPCo (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883) is engaged in the generation, transmission and distribution of electric power to approximately 746,000 retail customers in Ohio, and in supplying and marketing electric power at wholesale to other electric utilities, municipalities and other market participants. At December 31, 2007, CSPCo had 1,265 employees. CSPCo’s service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP System interconnections, CSPCo is interconnected with the following unaffiliated utility companies: Duke Ohio, DP&L and Ohio Edison Company.  CSPCo is a member of PJM.

I&M (organized in Indiana in 1925) is engaged in the generation, transmission and distribution of electric power to approximately 583,000 retail customers in northern and eastern Indiana and southwestern Michigan, and in supplying and marketing electric power at wholesale to other electric utility companies, rural electric cooperatives, municipalities and other market participants.  At December 31, 2007, I&M had 2,687 employees. Among the principal industries served are primary metals, transportation equipment, electrical and electronic machinery, fabricated metal products, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. This lease currently extends through February 2010.  In addition to its AEP System interconnections, I&M is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, Duke Ohio, Commonwealth Edison Company, Consumers Energy Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, Duke Indiana and Richmond Power & Light Company.  I&M is a member of PJM.

KPCo (organized in Kentucky in 1919) is engaged in the generation, transmission and distribution of electric power to approximately 176,000 retail customers in an area in eastern Kentucky, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants.  At December 31, 2007, KPCo had 471 employees. In addition to its AEP System interconnections, KPCo is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KPCo is also interconnected with TVA.  KPCo is a member of PJM.

Kingsport Power Company (organized in Virginia in 1917) provides electric service to approximately 47,000 retail customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company does not own any generating facilities and is a member of PJM. It purchases electric power from APCo for distribution to its customers. At December 31, 2007, Kingsport Power Company had 57 employees.

OPCo (organized in Ohio in 1907 and re-incorporated in 1924) is engaged in the generation, transmission and distribution of electric power to approximately 712,000 retail customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2007, OPCo had 2,351 employees. Among the principal industries served by OPCo are primary metals, rubber and plastic products, stone, clay, glass and concrete products, petroleum refining and chemicals. In addition to its AEP System interconnections, OPCo is interconnected with the following unaffiliated utility companies: Duke Ohio, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.  OPCo is a member of PJM.

PSO (organized in Oklahoma in 1913) is engaged in the generation, transmission and distribution of electric power to approximately 525,000 retail customers in eastern and southwestern Oklahoma, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2007, PSO had 1,255 employees. Among the principal industries served by PSO are natural gas and oil production, oil refining, steel processing, aircraft maintenance, paper manufacturing and timber products, glass, chemicals, cement, plastics, aerospace manufacturing, telecommunications, and rubber goods. In addition to its AEP System interconnections, PSO is interconnected with Ameren Corporation, Empire District Electric Company, Oklahoma Gas and Electric Company, Southwestern Public Service Company and Westar Energy, Inc.  PSO is a member of SPP.

SWEPCo (organized in Delaware in 1912) is engaged in the generation, transmission and distribution of electric power to approximately 467,000 retail customers in northeastern Texas, northwestern Louisiana and western Arkansas, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2007, SWEPCo had 1,578 employees. Among the principal industries served by SWEPCo are natural gas and oil production, petroleum refining, manufacturing of pulp and paper, chemicals, food processing, and metal refining. The territory served by SWEPCo also includes several military installations, colleges, and universities. SWEPCO also owns and operates a lignite coal mining operation.  In addition to its AEP System interconnections, SWEPCo is interconnected with CLECO Corp., Empire District Electric Co., Entergy Corp. and Oklahoma Gas & Electric Co.  SWEPCo is a member of SPP.

TCC (organized in Texas in 1945) is engaged in the transmission and distribution of electric power to approximately 753,000 retail customers through REPs in southern Texas. Under the Texas Act, TCC has completed the final stage of exiting the generation business and has sold all of its generation assets.  At December 31, 2007, TCC had 1,195 employees. Among the principal industries served by TCC are oil and gas extraction, food processing, apparel, metal refining, chemical and petroleum refining, plastics, and machinery equipment. In addition to its AEP System interconnections, TCC is a member of ERCOT.

TNC (organized in Texas in 1927) is engaged in the transmission and distribution of electric power to approximately 184,000 retail customers through REPs in west and central Texas. TNC’s remaining generating capacity that is not deactivated has been transferred to an affiliate at TNC’s cost pursuant to a 20-year agreement.  At December 31, 2007, TNC had 373 employees. Among the principal industries served by TNC are agriculture and the manufacturing or processing of cotton seed products, oil products, precision and consumer metal products, meat products and gypsum products. The territory served by TNC also includes several military installations and correctional facilities. In addition to its AEP System interconnections, TNC is a member of ERCOT.

WPCo (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 41,000 retail customers in northern West Virginia. WPCo does not own any generating facilities.  WPCo is a member of PJM. It purchases electric power from OPCo for distribution to its customers. At December 31, 2007, WPCo had 61 employees.

AEGCo (organized in Ohio in 1982) is an electric generating company. AEGCo sells power at wholesale to I&M, CSPCo and KPCo. AEGCo has no employees.

SERVICE COMPANY SUBSIDIARY

AEP also owns a service company subsidiary, AEPSC.  AEPSC provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to the AEP affiliated companies.  The executive officers of AEP and certain of its public utility subsidiaries are employees of AEPSC.  At December 31, 2007, AEPSC had 6,151 employees.

CLASSES OF SERVICE

The principal classes of service from which the public utility subsidiaries of AEP derive revenues and the amount of such revenues during the year ended December 31, 2007 are as follows:

Description	AEP System(a)	APCo	CSPCo	I&M
	(in thousands)
UTILITY OPERATIONS:
Retail Sales
Residential Sales	$ 3,991,000	$ 787,710	$ 682,184	$ 418,953
Commercial Sales	2,906,000	387,323	619,396	328,754
Industrial Sales	2,674,000	540,968	272,673	360,341
PJM Net Charges	(131,000)	(43,803)	(24,433)	(24,613)
Provision for Rate Refund	(4,000)	(12,996)	-	-
Other Retail Sales	192,000	49,464	5,441	6,209
Total Retail	9,628,000	1,708,666	1,555,261	1,089,644
Wholesale
Off-System Sales	2,003,000	597,556	323,934	591,893
Transmission	145,000	(17,355)	(11,492)	5,603
Total Wholesale	2,148,000	580,201	312,442	597,496
Other Electric Revenues	216,000	44,581	25,342	21,058
Other Operating Revenues	109,000	10,755	7,155	27,367
Sales To Affiliates	-	263,066	143,112	307,627
Total Utility Operating Revenues	12,101,000	2,607,269	2,043,312	2,043,192
OTHER	1,279,000	-	-	-
TOTAL REVENUES	$ 13,380,000	$ 2,607,269	$ 2,043,312	$ 2,043,192

Description	OPCo	PSO	SWEPCo
	(in thousands)
UTILITY OPERATIONS:
Retail Sales
Residential Sales	$ 592,348	$ 482,963	$ 423,504
Commercial Sales	385,783	352,155	367,280
Industrial Sales	629,589	307,833	287,590
PJM Net Charges	(28,901)	-	-
Provision for Rate Refund	-	-	(16,877)
Other Retail Sales	9,258	88,346	7,561
Total Retail	1,588,077	1,231,297	1,069,058
Wholesale
Off-System Sales	415,726	62,968	258,383
Transmission	(13,320)	16,641	37,351
Total Wholesale	402,406	79,609	295,734
Other Electric Revenues	29,149	11,013	63,821
Other Operating Revenues	14,823	4,525	1,747
Sales to Affiliates	779,757	69,106	53,102
Total Utility Operating Revenues	2,814,212	1,395,550	1,483,462
OTHER	-	-	-
TOTAL REVENUES	$ 2,814,212	$ 1,395,550	$ 1,483,462

(a)	Includes revenues of other subsidiaries not shown. Intercompany transactions have been eliminated for the year ended December 31, 2007.

FINANCING

General

Companies within the AEP System generally use short-term debt to finance working capital needs.  Short-term debt is also used to finance acquisitions, construction and redemption or repurchase of outstanding securities until such needs can be financed with long-term debt. In recent history, short-term funding needs have been provided for by cash on hand and AEP’s commercial paper program.  Funds are made available to subsidiaries under the AEP corporate borrowing program. Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity.

AEP’s revolving credit agreements (which backstop the commercial paper program) include covenants and events of default typical for this type of facility, including a maximum debt/capital test and a $50 million cross-acceleration provision. At December 31, 2007, AEP was in compliance with its debt covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreements. A voluntary bankruptcy or insolvency would be considered an immediate termination event.  See Management’s Financial Discussion and Analysis of Results of Operations, included in the 2007 Annual Reports, under the heading entitled Financial Condition for additional information with respect to AEP’s credit agreements.

AEP’s subsidiaries have also utilized, and expect to continue to utilize, additional financing arrangements, such as leasing arrangements, including the leasing of coal transportation equipment and facilities.

Credit Ratings

AEP’s senior unsecured debt is rated Baa2 by Moody’s and BBB by S&P and Fitch.  AEP’s commercial paper is rated Prime-2 by Moody’s, A2 by S&P and F2 by Fitch.  There were no changes in the ratings or rating outlook for AEP by Moody’s, S&P or Fitch during 2007.  In February 2008 Fitch downgraded the senior unsecured debt rating of PSO to BBB+ with stable outlook.  Fitch downgraded the senior unsecured debt rating of TCC (to BBB+) in April 2007 and placed it on negative outlook until November 2007, when Fitch restored its stable outlook.  Fitch revised TNC’s outlook from negative to stable in April 2007.  Moody’s placed the senior unsecured debt rating of APCo, OPCo, SWEPCo and TCC on negative outlook in January 2008.  Moody’s assigns the following ratings to the senior unsecured debt of these companies:  APCo Baa2, OPCo A3, SWEPCo Baa1 and TCC Baa2.  See Management’s Financial Discussion and Analysis of Results of Operations, included in the 2007 Annual Reports, under the heading entitled Financial Condition for additional information with respect to the credit ratings of the registrants.

ENVIRONMENTAL AND OTHER MATTERS

General

AEP’s subsidiaries are currently subject to regulation by federal, state and local authorities with regard to air and water-quality control and other environmental matters, and are subject to zoning and other regulation by local authorities. The environmental issues that are potentially material to the AEP system include:

•
Global climate change and legislative responses to it, including limitations on CO2 emissions.  See Management’s Financial Discussion and Analysis of Results of Operations under the headings entitled Environmental Matters – Potential Regulation of CO2 and GHG Emissions.

•
The CAA and CAAA and state laws and regulations (including State Implementation Plans) that require compliance, obtaining permits and reporting as to air emissions. See Management’s Financial Discussion and Analysis of Results of Operations under the headings entitled Environmental Matters - Clean Air Act Requirements and Estimated Air Quality Environmental Investments.

•
Litigation with the federal and certain state governments and certain special interest groups regarding regulated air emissions and/or whether emissions from coal-fired generating plants cause or contribute to global climate changes. See Management’s Financial Discussion and Analysis of Results of Operations under the heading entitled Environmental Matters - Environmental Litigation and Note 6 to the consolidated financial statements entitled Commitments, Guarantees and Contingencies, included in the 2007 Annual Reports, for further information.

•
Rules issued by the EPA and certain states that require substantial reductions in SO2, mercury and NOx emissions, which have compliance dates that take effect periodically through as late as 2018. AEP is installing (and has installed) emission control technology and is taking other measures to comply with required reductions. See Management’s Financial Discussion and Analysis of Results of Operations under the headings entitled Environmental Matters - Clean Air Act Requirements and Estimated Air Quality Environmental Investments included in the 2007 Annual Reports for further information.

•
CERCLA, which imposes costs for environmental remediation upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites.  See Note 6 to the consolidated financial statements entitled Commitments, Guarantees and Contingencies, included in the 2007 Annual Reports, under the heading entitled The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation for further information.

•
The Federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits. See Management’s Financial Discussion and Analysis of Results of Operations, included in the 2007 Annual Reports, under the heading entitled Environmental Matters - Clean Water Act Regulations for additional information.

•
Solid and hazardous waste laws and regulations, which govern the management and disposal of certain wastes. The majority of solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion byproducts, which the EPA has determined are not hazardous waste subject to RCRA.

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. See Management’s Financial Discussion and Analysis of Results of Operations under the heading entitled Environmental Matters, included in the 2007 Annual Reports, for further information with respect to environmental issues.

While we expect to recover our expenditures for pollution control technologies, replacement generation and associated operating costs from customers through regulated rates (in regulated jurisdictions) or market prices (in Ohio and Texas), without such recovery those costs could adversely affect future results of operations and cash flows, and possibly financial condition.  The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the AEP System.  In October 2007, we settled the New Source Review litigation with the EPA, the United States Department of Justice, various states and special interest groups.  The litigation challenged whether modifications to or maintenance of certain coal-fired generating plants required additional permitting or pollution control technology.  In settling, we agreed to invest in additional environmental controls for our plants before 2019.  We also paid a $15 million civil penalty and will provide $36 million for environmental projects coordinated with the federal government and $24 million to the states for environmental mitigation.  See Management’s Financial Discussion and Analysis of Results of Operations under the heading entitled Environmental Matters and Note 6 to the consolidated financial statements entitled Commitments, Guarantees and Contingencies, included in the 2007 Annual Reports, for more information regarding the settled litigation and other environmental matters.

Environmental Investments

Investments related to improving AEP System plants’ environmental performance and compliance with air and water quality standards during 2005, 2006 and 2007 and the current estimates for 2008, 2009 and 2010 are shown below, in each case excluding AFUDC or capitalized interest. AEP expects to make substantial investments in addition to the amounts set forth below in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls.  Such future investments are needed in order to comply with air and water quality standards which have been adopted and have deadlines for compliance after 2010 or have been proposed and may be adopted.  Future investments could be significantly greater if emissions reduction requirements are accelerated or otherwise become more onerous or if CO2 becomes regulated. See Management’s Financial Discussion and Analysis of Results of Operations under the heading entitled Environmental Matters and Note 6 to the consolidated financial statements, entitled Commitments, Guarantees and Contingencies, included in the 2007 Annual Reports, for more information regarding environmental expenditures in general.

Historical and Projected Environmental Investments

	2005	2006	2007	2008	2009	2010
	Actual	Actual	Actual	Estimate	Estimate	Estimate
(in thousands)
Total AEP System*	$811,400	$1,366,200	$994,100	$875,300	$606,400	$394,200
APCo	231,200	532,800	351,900	315,900	255,900	177,100
CSPCo	32,200	138,900	130,000	139,900	66,800	23,700
I&M	62,900	23,200	9,300	51,500	20,500	3,100
OPCo	458,600	660,800	481,700	291,700	179,200	43,100
PSO	200	500	1,500	25,800	22,100	47,000
SWEPCo	11,900	21,000	14,300	33,000	32,700	66,800

*
 Includes expenditures of both the subsidiaries shown below and other subsidiaries not shown. The figures reflect construction expenditures, not investments in subsidiary companies.  Excludes discontinued operations.

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

UTILITY OPERATIONS

GENERAL

Utility operations constitute most of AEP’s business operations.  Utility operations include (i) the generation, transmission and distribution of electric power to retail customers and (ii) the supplying and marketing of electric power at wholesale (through the electric generation function) to other electric utility companies, municipalities and other market participants.  AEPSC, as agent for AEP’s public utility subsidiaries, performs marketing, generation dispatch, fuel procurement and power-related risk management and trading activities.

ELECTRIC GENERATION

Facilities

AEP’s public utility subsidiaries own or lease approximately 37,000 MW of domestic generation. See Item 2 — Properties for more information regarding AEP’s generation capacity.

AEP Power Pool and CSW Operating Agreement

APCo, CSPCo, I&M, KPCo and OPCo are parties to the Interconnection Agreement defining how they share the costs and benefits associated with their generating plants. This sharing is based upon each company’s “member-load-ratio.” The Interconnection Agreement has been approved by the FERC.  The member-load-ratio is calculated monthly by dividing such company’s highest monthly peak demand for the last twelve months by the aggregate of the highest monthly peak demand for the last twelve months for all AEP East companies. As of December 31, 2007, the member-load-ratios were as follows:

	Peak Demand (MW)	Member-Load Ratio (%)
APCo	8,132	33.1
CSPCo	4,713	19.2
I&M	4,528	18.5
KPCo	1,665	6.8
OPCo	5,491	22.4

Ohio’s electric restructuring law, the Ohio Act, was enacted in 2001.  To comply with that law CSPCo and OPCo functionally separated their generation business from their remaining operations.  They plan to remain functionally separated through at least December 31, 2008 as authorized by their rate stabilization plans approved by the PUCO. As permitted by the Ohio Act, CSPCo and OPCo can implement market-based rates effective January 2009, following the expiration of their RSPs on December 31, 2008.  CSPCo and OPCo have been involved in discussions with various stakeholders in Ohio about proposed legislation to address the period following the expiration of the rate stabilization plans.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2007 Annual Reports, for more information.

Since 1995, APCo, CSPCo, I&M, KPCo and OPCo have been parties to the AEP System Interim Allowance Agreement (Allowance Agreement), which provides, among other things, for the transfer of emission allowances associated with transactions under the Interconnection Agreement.  The following table shows the net (credits) or charges allocated among the parties under the Interconnection Agreement during the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007
	(in thousands)
APCo	$288,000	$319,500	$454,800
CSPCo	285,600	281,700	173,000
I&M	(197,400)	(146,100)	(93,200)
KPCo	42,200	38,800	41,200
OPCo	(418,400)	(493,900)	(575,800)

PSO, SWEPCo and AEPSC are parties to a Restated and Amended Operating Agreement originally dated as of January 1, 1997 (CSW Operating Agreement), which has been approved by the FERC. The CSW Operating Agreement requires these public utility subsidiaries to maintain adequate annual planning reserve margins and requires the subsidiaries that have capacity in excess of the required margins to make such capacity available for sale to other public utility subsidiary parties as capacity commitments. Parties are compensated for energy delivered to the recipients based upon the deliverer’s incremental cost plus a portion of the recipient’s savings realized by the purchaser that avoids the use of more costly alternatives.  Revenues and costs arising from third party sales in their region are generally shared based on the amount of energy each west zone public utility subsidiary contributes that is sold to third parties.  The separation of the generation business undertaken by TCC and TNC to comply with the Texas Act has made their business operations incompatible with the CSW Operating Agreement.  As a result, with FERC approval, these companies are no longer parties to, and no longer supply generating capacity under, the CSW Operating Agreement.

The following table shows the net (credits) or charges allocated among the parties under the CSW Operating Agreement during the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007
	(in thousands)
PSO	$27,600	$(15,300)	$(17,500)
SWEPCo	(27,500)	9,900	16,800
TCC	0	0	0
TNC	(100)	5,400	700

Power generated by or allocated or provided under the Interconnection Agreement or CSW Operating Agreement to any public utility subsidiary is primarily sold to customers by such public utility subsidiary at rates approved by the public utility commission in the jurisdiction of sale. In Ohio and Virginia, such rates are based on a statutory formula as Ohio considers continuing to transition to the use of market rates for generation and as Virginia completes it final year of transition before returning to a form of cost-based regulation. See Regulation — Rates under Item 1, Utility Operations.

Under both the Interconnection Agreement and CSW Operating Agreement, power that is not needed to serve the native load of our public utility subsidiaries is sold in the wholesale market by AEPSC on behalf of those subsidiaries.  See Risk Management and Trading, below, for a discussion of the trading and marketing of such power.

AEP’s System Integration Agreement, which has been approved by the FERC, provides for the integration and coordination of AEP’s East companies, PSO and SWEPCO. This includes joint dispatch of generation within the AEP System and the distribution, between the two zones, of costs and benefits associated with the transfers of power between the two zones (including sales to third parties and risk management and trading activities). It is designed to function as an umbrella agreement in addition to the Interconnection Agreement and the CSW Operating Agreement, each of which controls the distribution of costs and benefits for activities within each zone.  Because TCC and TNC have exited the generation business, these two companies are no longer parties to the System Integration Agreement.

Risk Management and Trading

As agent for AEP’s public utility subsidiaries, AEPSC sells excess power into the market and engages in power, natural gas, coal and emissions allowances risk management and trading activities focused in regions in which AEP traditionally operates. These activities primarily involve the purchase and sale of electricity (and to a lesser extent, natural gas, coal and emissions allowances) under physical forward contracts at fixed and variable prices. These contracts include physical transactions, over-the-counter swaps and exchange-traded futures and options. The majority of physical forward contracts are typically settled by entering into offsetting contracts. These transactions are executed with numerous counterparties or on exchanges. Counterparties and exchanges may require cash or cash related instruments to be deposited on these transactions as margin against open positions. As of December 31, 2007, counterparties and exchanges have posted approximately $43 million in cash, cash equivalents or letters of credit with AEPSC for the benefit of AEP’s public utility subsidiaries (while, as of that date, AEP’s public utility subsidiaries had posted approximately $77 million with counterparties and exchanges).  Since open trading contracts are valued based on market power prices, exposures change daily.

Fuel Supply

The following table shows the sources of fuel used by the AEP System:

	2005	2006	2007
Coal and Lignite	83%	85%	85%
Natural Gas	6%	6%	6%
Nuclear	10%	9%	9%
Hydroelectric and other	1%	<1%	<1%

Variations in the generation of nuclear power are primarily related to refueling and maintenance outages.  Price increases in one or more fuel sources relative to other fuels generally result in increased use of other fuels.

Coal and Lignite: AEP’s public utility subsidiaries procure coal and lignite under a combination of purchasing arrangements including long-term contracts, affiliate operations and spot agreements with various producers and coal trading firms.  The price for most solid fuels generally has been increasing. Management has responded to increases in the price of coal by rebalancing the coal used in its generating facilities with coal from different coal regions and sources that have different heat and sulfur contents.  This rebalancing is an ongoing process that is expected to continue, significantly enabled by the installation of scrubbers at a number of our generating facilities. Management believes that AEP’s public utility subsidiaries will be able to secure and transport coal and lignite of adequate quality and in adequate quantities to operate their coal and lignite-fired units.  Through subsidiaries, AEP owns, leases or controls more than 8,400 railcars, 692 barges, 16 towboats and a coal handling terminal with 20 million tons of annual capacity to move and store coal for use in its generating facilities.  See MEMCO Operations for a discussion of AEP’s for-profit coal and other dry-bulk commodity transportation operations that are not part of AEP’s Utility Operations segment.

The following table shows the amount of coal and lignite delivered to the AEP System plants during the past three years and the average delivered price of coal purchased by System companies:

	2005	2006	2007
Total coal delivered to AEP System plants (thousands of tons)	72,321	76,045	72,644
Average price per ton of purchased coal	$32.84	$35.27	$36.65

The coal supplies at AEP System plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, labor issues and weather conditions which may interrupt production or deliveries. At December 31, 2007, the System’s coal inventory was approximately 29 - 33 days of normal usage.  This estimate assumes that the total supply would be utilized through the operation of plants that use coal most efficiently.

In cases of emergency or shortage, System companies have developed programs to conserve coal supplies at their plants. Such programs have been filed and reviewed with officials of federal and state agencies and, in some cases, the relevant state regulatory agency has prescribed actions to be taken under specified circumstances by System companies, subject to the jurisdiction of such agency.

The FERC has adopted regulations relating, among other things, to the circumstances under which, in the event of fuel emergencies or shortages, it might order electric utilities to generate and transmit electric power to other regions or systems experiencing fuel shortages, and to ratemaking principles by which such electric utilities would be compensated. In addition, the federal government is authorized, under prescribed conditions, to reallocate coal and to require the transportation thereof, for the use at power plants or major fuel-burning installations experiencing fuel shortages.

Natural Gas: Through its public utility subsidiaries, AEP consumed over 108 billion cubic feet of natural gas during 2007 for generating power. A portfolio of long-term, monthly, seasonal firm and daily peaking purchase and transportation agreements (that are entered into on a competitive basis and based on market prices) supplies natural gas requirements for each plant.

Nuclear: I&M has made commitments to meet the current nuclear fuel requirements of the Cook Plant. I&M has made and will make purchases of uranium in various forms in the spot, short-term, and mid-term markets. I&M also leases nuclear fuel.

For purposes of the storage of high-level radioactive waste in the form of spent nuclear fuel, I&M completed modifications to its spent nuclear fuel storage pool more than 10 years ago. I&M anticipates that the Cook Plant has sufficient storage capacity for its spent nuclear fuel to permit normal operations through 2013.  I&M has entered into an agreement to provide for onsite dry cask storage.

Nuclear Waste and Decommissioning

As the owner of the Cook Plant, I&M has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate the plant safely. The cost to decommission a nuclear plant is affected by NRC regulations and the spent nuclear fuel disposal program.  In 2006, when the most recent study was done, the estimated cost of decommissioning and disposal of low-level radioactive waste for the Cook Plant ranged from $733 million to $1.3 billion in 2006 non-discounted dollars.  At December 31, 2007, the total decommissioning trust fund balance for the Cook Plant was $1.057 billion.  The ultimate cost of retiring the Cook Plant may be materially different from estimates and funding targets as a result of the:

•	Type of decommissioning plan selected;

•	Escalation of various cost elements (including, but not limited to, general inflation and the cost of energy);

•	Further development of regulatory requirements governing decommissioning;

•	Technology available at the time of decommissioning differing significantly from that assumed in studies;

•	Availability of nuclear waste disposal facilities; and

•	Availability of a DOE facility for permanent storage of spent nuclear fuel.

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly different than current projections.  We will seek recovery from customers through our regulated rates if actual decommissioning costs exceed our projections.  See Note 10 to the consolidated financial statements, entitled Nuclear, included in the 2007 Annual Reports, for information with respect to nuclear waste and decommissioning.

Low-Level Radioactive Waste: The LLWPA mandates that the responsibility for the disposal of low-level radioactive waste rests with the individual states. Low-level radioactive waste consists largely of ordinary refuse and other items that have come in contact with radioactive materials. Michigan does not currently have a disposal site for such waste available. I&M cannot predict when such a site may be available, but South Carolina and Utah license low-level radioactive waste disposal sites which currently accept low-level radioactive waste from Michigan.  I&M’s access to the Barnwell, South Carolina facility is currently allowed through the end of fiscal year 2008.  With some modifications to existing facilities, I&M will have capacity for onsite storage of that waste currently shipped to Barnwell, South Carolina for the duration of its licensed operation of Cook Plant.  There is currently no set date limiting I&M’s access to the Utah facility; however this facility does not accept all classifications of low level waste.

Structured Arrangements Involving Capacity, Energy, and Ancillary Services

In January 2000, OPCo and NPC, an affiliate of Buckeye, entered into an agreement relating to the construction and operation of a 510 MW gas-fired electric generating peaking facility to be owned by NPC and called the Mone Plant.  OPCo is entitled to 100% of the power generated by the Mone Plant, and is responsible for the fuel and other costs of the facility through May 2012, as extended. Following that, NPC and OPCo will be entitled to 80% and 20%, respectively, of the power of the Mone Plant, and both parties will generally be responsible for their allocable portion of the fuel and other costs of the facility.

Certain Power Agreements

I&M: The Unit Power Agreement between AEGCo and I&M, dated March 31, 1982, provides for the sale by AEGCo to I&M of all the capacity (and the energy associated therewith) available to AEGCo at the Rockport Plant. Whether or not power is available from AEGCo, I&M is obligated to pay a demand charge for the right to receive such power (and an energy charge for any associated energy taken by I&M).  The agreement will continue in effect until the last of the lease terms of Unit 2 of the Rockport Plant has expired (currently December 2022) unless extended in specified circumstances.

Pursuant to an assignment between I&M and KPCo, and a unit power agreement between KPCo and AEGCo, AEGCo sells KPCo 30% of the capacity (and the energy associated therewith) available to AEGCo from both units of the Rockport Plant. KPCo has agreed to pay to AEGCo the amounts that I&M would have paid AEGCo under the terms of the Unit Power Agreement between AEGCo and I&M for such entitlement. The KPCo unit power agreement expires in December 2022.

CSPCo: The Unit Power Agreement between AEGCo and CSPCo, dated March 15, 2007, provides for the sale by AEGCo to CSPCo of all the capacity and associated unit contingent energy and ancillary services available to AEGCo at the Lawrenceburg Plant that are scheduled and dispatched by CSPCo.  CSPCo is obligated to pay a capacity charge (whether or not power is available from the Lawrenceburg Plant), the fuel, operating and maintenance charges associated with the energy dispatched by CSPCo, and to reimburse AEGCo for other costs associated with the operation and ownership of the Lawrenceburg Plant.  The agreement will continue in effect until December 31, 2017 unless extended as set forth in the agreement.

OVEC: AEP and several unaffiliated utility companies jointly own OVEC. The aggregate equity participation of AEP in OVEC is 43.47%.  Until September 1, 2001, OVEC supplied from its generating capacity the power requirements of a uranium enrichment plant near Portsmouth, Ohio owned by the DOE.  The sponsoring companies are now entitled to receive and obligated to pay for all OVEC capacity (approximately 2,200 MW) in proportion to their respective power participation ratios.  The aggregate power participation ratio of APCo, CSPCo, I&M and OPCo is 43.47%. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital.  The Amended and Restated Inter-Company Power Agreement, which defines the rights of the owners and sets the power participation ratio of each, will expire by its terms on March 12, 2026.  AEP and the other owners have been evaluating the need for environmental investments related to their ownership interests, which are material.  In December 2006, OVEC’s Board of Directors authorized interim capital expenditures totaling $366 million in order to complete detailed engineering and began construction of flue gas desulfurization (sulfur dioxide scrubber) projects and the associated scrubber waste disposal landfills.  In November 2007, OVEC’s Board of Directors authorized additional interim capital expenditures of up to $82.8 million for completion of the associated scrubber waste disposal landfills.  If approved, the estimated total cost to complete the scrubber and landfill projects would be in excess of $1 billion, which OVEC would expect to finance through issuing debt.

ELECTRIC TRANSMISSION AND DISTRIBUTION

General

AEP’s public utility subsidiaries (other than AEGCo) own and operate transmission and distribution lines and other facilities to deliver electric power. See Item 2—Properties for more information regarding the transmission and distribution lines. Most of the transmission and distribution services are sold, in combination with electric power, to retail customers of AEP’s public utility subsidiaries in their service territories. These sales are made at rates established and approved by the state utility commissions of the states in which they operate, and in some instances, approved by the FERC. See Regulation—Rates. The FERC regulates and approves the rates for wholesale transmission transactions. See Item 1 –Utility Operations - Regulation—FERC. As discussed below, some transmission services also are separately sold to non-affiliated companies.

AEP’s public utility subsidiaries (other than AEGCo) hold franchises or other rights to provide electric service in various municipalities and regions in their service areas. In some cases, these franchises provide the utility with the exclusive right to provide electric service. These franchises have varying provisions and expiration dates. In general, the operating companies consider their franchises to be adequate for the conduct of their business. For a discussion of competition in the sale of power, see Item 1 –Utility Operations - Competition.

AEP Transmission Pool

Transmission Equalization Agreement: APCo, CSPCo, I&M, KPCo and OPCo operate their transmission lines as a single interconnected and coordinated system and are parties to the TEA, defining how they share the costs and benefits associated with their relative ownership of the extra-high-voltage transmission system (facilities rated 345kV and above) and certain facilities operated at lower voltages (138kV up to 345kV). The TEA has been approved by the FERC. Sharing under the TEA is based upon each company’s “member-load-ratio.” The member-load-ratio is calculated monthly by dividing such company’s highest monthly peak demand for the last twelve months by the aggregate of the highest monthly peak demand for the last twelve months for all east zone operating companies.  The respective peak demands and member-load-ratios as of December 31, 2007 are set forth above in the section titled ELECTRIC GENERATION – AEP Power Pool and CSW Operating Agreement.

The following table shows the net (credits) or charges allocated among the parties to the TEA during the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007
	(in thousands)
APCo	$8,900	$(16,000)	$(25,000)
CSPCo	34,600	46,000	51,900
I&M	(47,000)	(37,000)	(34,600)
KPCo	(3,500)	(2,000)	(800)
OPCo	7,000	9,000	8,500

Transmission Coordination Agreement: PSO, SWEPCo, TCC, TNC and AEPSC are parties to the TCA, which has been approved by the FERC.  Under the TCA, a coordinating committee is charged with the responsibility of (i) overseeing the coordinated planning of the transmission facilities of the AEP West companies, including the performance of transmission planning studies, (ii) the interaction of such subsidiaries with independent system operators and other regional bodies interested in transmission planning and (iii) compliance with the terms of the OATT filed with the FERC and the rules of the FERC relating to such tariff.  Pursuant to the TCA, the AEP West companies have delegated to AEPSC responsibility for monitoring the reliability of their transmission systems and administering the AEP OATT on their behalf. Prior to September 2005, the TCA also provided for the allocation among the AEP West companies of revenues collected for transmission and ancillary services provided under the AEP OATT.  Since then, these allocations have been determined by the FERC-approved OATT for the SPP (with respect to PSO and SWEPCo) and PUCT-approved protocols for ERCOT (with respect to TCC and TNC).

The following table shows the net (credits) or charges allocated among the parties to the TCA prior to September 2005, and pursuant to the SPP OATT and ERCOT protocols as described above during the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007
	(in thousands)
PSO	$3,500	$1,800	500
SWEPCo	5,200	(1,900)	(500)
TCC	(3,800)	1,100	1,100
TNC	(4,900)	(1,000)	(1,100)

Transmission Services for Non-Affiliates: In addition to providing transmission services in connection with their own power sales, AEP’s public utility subsidiaries through RTOs also provide transmission services for non-affiliated companies. See Item 1 –Utility Operations - Regional Transmission Organizations, below. Transmission of electric power by AEP’s public utility subsidiaries is regulated by the FERC.

Coordination of East and West Zone Transmission: AEP’s System Transmission Integration Agreement provides for the integration and coordination of the planning, operation and maintenance of the transmission facilities of AEP East and AEP West companies. The System Transmission Integration Agreement functions as an umbrella agreement in addition to the TEA and the TCA. The System Transmission Integration Agreement contains two service schedules that govern:

•	The allocation of transmission costs and revenues and

•	The allocation of third-party transmission costs and revenues and System dispatch costs.

The System Transmission Integration Agreement contemplates that additional service schedules may be added as circumstances warrant.

Regional Transmission Organizations

The AEP East Companies are members of PJM (a FERC-approved RTO).  SWEPCo and PSO are members of the SPP (another FERC-approved RTO).  RTOs operate, plan and control utility transmission assets in a manner designed to provide open access to such assets in a way that prevents discrimination between participants owning transmission assets and those that do not. The remaining AEP West companies (TCC and TNC) are members of ERCOT. See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2007 Annual Reports under the heading entitled RTO Formation/Integration Costs and Transmission Rate Proceedings at the FERC for a discussion of public utility subsidiary participation in RTOs.

REGULATION

General

Except for transmission and/or retail generation sales in certain of its jurisdictions, AEP’s public utility subsidiaries’ retail rates and certain other matters are subject to traditional regulation by the state utility commissions.  See Item 1 – Utility Operations - Electric Restructuring and Customer Choice Legislation and Rates, below. AEP’s subsidiaries are also subject to regulation by the FERC under the FPA.  I&M is subject to regulation by the NRC under the Atomic Energy Act of 1954, as amended, with respect to the operation of the Cook Plant.  AEP and its public utility subsidiaries are also subject to the regulatory provisions of EPACT, much of which is administered by the FERC.  EPACT contains key provisions affecting the electric power industry such as giving the FERC “backstop” transmission siting authority as well as increased utility merger oversight.  The law also provides incentives and funding for clean coal technologies and initiatives to voluntarily reduce greenhouse gases.

Rates

Historically, state utility commissions have established electric service rates on a cost-of-service basis, which is designed to allow a utility an opportunity to recover its cost of providing service and to earn a reasonable return on its investment used in providing that service. A utility’s cost of service generally reflects its operating expenses, including operation and maintenance expense, depreciation expense and taxes. State utility commissions periodically adjust rates pursuant to a review of (i) a utility’s revenues and expenses during a defined test period and (ii) such utility’s level of investment. Absent a legal limitation, such as a law limiting the frequency of rate changes or capping rates for a period of time, a state utility commission can review and change rates on its own initiative. Some states may initiate reviews at the request of a utility, customer, governmental or other representative of a group of customers. Such parties may, however, agree with one another not to request reviews of or changes to rates for a specified period of time.

In many jurisdictions, the rates of AEP’s public utility subsidiaries are generally based on the cost of providing traditional bundled electric service (i.e., generation, transmission and distribution service). In the ERCOT area of Texas, our utilities have exited the generation business and they currently charge unbundled cost-based rates for transmission and distribution service.  In Ohio, rates for electric service are unbundled for generation, transmission and distribution service.  Historically, the state regulatory frameworks in the service area of the AEP System reflected specified fuel costs as part of bundled (or, more recently, unbundled) rates or incorporated fuel adjustment clauses in a utility’s rates and tariffs. Fuel adjustment clauses permit periodic adjustments to fuel cost recovery from customers and therefore provide protection against exposure to fuel cost changes. While the historical framework remains in a portion of AEP’s service territory, recovery of increased fuel costs through a fuel adjustment clause is no longer provided for in Ohio.

The following state-by-state analysis summarizes the regulatory environment of certain major jurisdictions in which AEP operates. Several public utility subsidiaries operate in more than one jurisdiction.

Indiana:  I&M provides retail electric service in Indiana at bundled rates approved by the IURC, with rates set on a cost-of-service basis.  In January 2008, I&M filed for an increase in its Indiana base rates of $82 million based on a return on equity of 11.5% and a September 30, 2007 test year.  The base rate increase includes a $69 million reduction in depreciation. The filing requests trackers for certain variable components of the cost of service including additional PJM costs, reliability enhancement costs, demand side management/energy efficiency costs, off-system sales margins and net environmental compliance costs.  The trackers would increase annual revenues by $46 million.  I&M proposes to share 50% of an estimated $96 million of off-system sales margins with ratepayers with a guaranteed minimum of $20 million.  A decision is expected from the IURC in early 2009.

Ohio: CSPCo and OPCo each operated as a functionally separated utility and provided “default” retail electric service to customers at unbundled rates pursuant to the Ohio Act through December 31, 2007. The PUCO approved the rate stabilization plans filed by CSPCo and OPCo (which, among other things, address default retail generation service rates from January 1, 2006 through December 31, 2008).  Retail generation rates are determined consistent with the rate stabilization plan until December 31, 2008. CSPCo and OPCo are providing and will continue to provide distribution services to retail customers at rates approved by the PUCO. These rates are frozen from their levels as of December 31, 2005 through December 31, 2008. Transmission services will continue to be provided at rates based on rates established by the FERC. CSPCo and OPCo have been involved in discussions with various stakeholders in Ohio about pending legislation to address the period following the expiration of the rate stabilization plans.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2007 Annual Reports, for more information.

Oklahoma: PSO provides retail electric service in Oklahoma at bundled rates approved by the OCC.  PSO’s rates are set on a cost-of-service basis. Fuel and purchased energy costs above the amount included in base rates are recovered by applying a fuel adjustment factor to retail kilowatt-hour sales. The factor is generally adjusted annually and is based upon forecasted fuel and purchased energy costs. Over or under collections of fuel costs for prior periods are returned to or recovered from customers in the year following when new annual factors are established.  In November 2006, PSO filed a request with the OCC seeking an increase in base rates and other rate relief and the OCC issued a final order in October 2007.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2007 Annual Reports, for additional information.

Texas: TCC has sold all of its generation assets.  TNC has one active generation unit, however, all of the output from that unit is sold to a non-utility affiliate pursuant to a 20-year agreement.  Most retail customers in TCC’s and TNC’s ERCOT service area of Texas are served through non-affiliated Retail Electric Providers (“REPs”).  TCC and TNC provide retail transmission and distribution service on a cost-of-service basis at rates approved by the PUCT and wholesale transmission service under tariffs approved by the FERC consistent with PUCT rules.  In November 2006, TCC and TNC filed requests with the PUCT seeking increases in the rates charged to REPs for delivering electricity over their transmission and distribution lines.  The PUCT granted increases during 2007.  See Note 4 to the consolidated financial statements, entitled Rate Matters included in the 2007 Annual Reports, for additional information.  In August 2006, the PUCT delayed competition in the SPP area of Texas until at least January 1, 2011. As such, the PUCT continues to approve base and fuel rates for SWEPCo’s Texas operations.

Virginia: APCo currently provides retail electric service in Virginia at unbundled rates.  In April 2007, the Virginia legislature adopted a comprehensive law providing for the re-regulation of electric utilities’ generation and supply rates after the December 31, 2008 expiration of capped rates.    The law provides for, among other things, biennial rate reviews beginning in 2009; rate adjustment clauses for the recovery of a variety of costs and a minimum allowed return on equity which will be based on the average earned return on equity of regional vertically integrated electric utilities.  The law also provides that utilities may retain a minimum of 25% of the margins from off-system sales with the remaining margins from such sales credited against fuel factor expenses with a true-up to actual.

In May 2007, the VSCC approved an overall annual increase in base rates.  In December 2007, the VSCC approved recovery of certain recurring environmental and reliability costs (the first of several anticipated requests for costs expected to be incurred).  In February 2008, the VSCC approved an adjustment in APCO’s fuel factor and the submission of PJM-related costs in fuel factor review and recovery, and authorized APCo to retain a share of margins from its off-system sales. For a more complete discussion of these matters, see Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2007 Annual Reports.

West Virginia: APCo and WPCo provide retail electric service at bundled rates approved by the WVPSC. West Virginia generally allows for timely recovery of fuel costs.  In June 2007, the WVPSC approved a settlement agreement that provided for recovery of additional costs effective July 1, 2007.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2007 Annual Reports, for additional information on current rate proceedings.

Other Jurisdictions: The public utility subsidiaries of AEP also provide service at regulated bundled rates in Arkansas, Kentucky, Louisiana and Tennessee and regulated unbundled rates in Michigan.

The following table illustrates the current rate regulation status of the states in which the public utility subsidiaries of AEP operate:

			Fuel Clause Rates (4)
				Off-System Sales Profits	Percentage of AEP System
	Status of Base Rates for			Shared with	Retail
Jurisdiction	Power Supply	Energy Delivery	Status	Ratepayers	Revenues (1)

Ohio	See footnote 2	Distribution frozen through 2008 (2)	None	Not applicable	33%
Oklahoma	Not capped or frozen	Not capped or frozen	Active	Yes	13%
Texas ERCOT	Not applicable (3)	Not capped or frozen	Not applicable	Not applicable	8%
Texas SPP	Not capped or frozen (3)	Not capped or frozen	Active	Yes	5%
Indiana	Not capped or frozen	Not capped or frozen	Active	No	9%
Virginia	Capped until 12/31/08	Capped until 12/31/08	Active	Yes	9%
West Virginia	Not capped or frozen	Not capped or frozen	Active	Yes	10%
Louisiana	Not capped or frozen	Not capped or frozen	Active	Yes, above base levels	4%
Kentucky	Not capped or frozen	Not capped or frozen	Active	Yes, above and below base levels	4%
Arkansas	Not capped or frozen	Not capped or frozen	Active	Yes, above base levels	2%
Michigan	Not capped or frozen	Not capped or frozen	Active	Yes, in some areas	2%
Tennessee	Not capped or frozen	Not capped or frozen	Active	No	1%

(1)
Represents the percentage of revenues from sales to retail customers from AEP utility companies operating in each state to the total AEP System revenues from sales to retail customers for the year ended December 31, 2007.

(2)
The PUCO has approved the rate stabilization plan filed by CSPCo and OPCo that began after the market development period and extends through December 31, 2008 during which OPCo’s retail generation rates will increase 7% annually and CSPCo’s retail generation rates will increase 3% annually.  Distribution rates are frozen, with certain exceptions, through December 31, 2008.  See Note 4 to the consolidated financial statements, entitled Rate Matters.

(3)
TCC and TNC are no longer in the retail generation supply business.  TCC and TNC provide only regulated delivery services in ERCOT.  SWEPCo is vertically integrated utility that provides retail electric service in the SPP area of Texas.

(4)	Includes, where applicable, fuel and fuel portion of purchased power.

FERC

Under the FPA, the FERC regulates rates for interstate sales at wholesale, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. The FERC regulations require AEP to provide open access transmission service at FERC-approved rates. The FERC also regulates unbundled transmission service to retail customers.  The FERC also regulates the sale of power for resale in interstate commerce by (i) approving contracts for wholesale sales to municipal and cooperative utilities and (ii) granting authority to public utilities to sell power at wholesale at market-based rates upon a showing that the seller lacks the ability to improperly influence market prices.  Except for wholesale power that AEP delivers within its control area of the SPP, AEP has market-rate authority from the FERC, under which much of its wholesale marketing activity takes place.  The FERC requires each public utility that owns or controls interstate transmission facilities to file an open access network and point-to-point transmission tariff that offers services comparable to the utility’s own uses of its transmission system. The FERC also requires all transmitting utilities to establish an OASIS, which electronically posts transmission information such as available capacity and prices, and require utilities to comply with Standards of Conduct that prohibit utilities’ system operators from providing non-public transmission information to the utility’s merchant energy employees. Utilities are permitted to seek recovery of certain prudently incurred stranded costs that result from unbundled transmission services.

The FERC oversees the voluntary formation of RTOs, entities created to operate, plan and control utility transmission assets. Order 2000 also prescribes certain characteristics and functions of acceptable RTO proposals.  As a condition of the FERC’s approval in 2000 of AEP’s merger with CSW, AEP was required to transfer functional control of its transmission facilities to one or more RTOs. The AEP East Companies are members of PJM. SWEPCo and PSO are members of SPP.

The FERC has jurisdiction over the issuances of securities of our public utility subsidiaries, the acquisition of securities of utilities, the acquisition or sale of certain utility assets, and mergers with another electric utility or holding company.  In addition, both the FERC and state regulators are permitted to review the books and records of any company within a holding company system.  EPACT gives the FERC “backstop” transmission siting authority as well as increased utility merger oversight.

ELECTRIC RESTRUCTURING AND CUSTOMER CHOICE LEGISLATION

Certain states in AEP’s service area have adopted restructuring or customer choice legislation. In general, this legislation provides for a transition from bundled cost-based rate regulated electric service to unbundled cost-based rates for transmission and distribution service and market pricing for the supply of electricity with customer choice of supplier. At a minimum, this legislation allows retail customers to select alternative generation suppliers. Electric restructuring and/or customer choice began on January 1, 2001 in Ohio and on January 1, 2002 in Michigan and the ERCOT area of Texas. Electric restructuring in the SPP area of Texas has been delayed by the PUCT until at least 2011. AEP’s public utility subsidiaries operate in both the ERCOT and SPP areas of Texas.  Customer Choice also began in Virginia on January 1, 2002, but will end beginning in 2009 pursuant to the passage of legislation providing for the re-regulation of electric utilities’ generation and supply rates.

Ohio Restructuring

Currently, the Ohio Act requires vertically integrated electric utility companies that are in the business of providing competitive retail electric service in Ohio to separate their generating functions from their transmission and distribution functions. Following the market development period (which ended December 31, 2005), retail customers receive distribution and, where applicable, transmission service from the incumbent utility whose distribution rates are approved by the PUCO and whose transmission rates are based on rates established by the FERC. The PUCO approved CSPCo’s and OPCo’s RSPs that, among other things, addressed default generation service rates from January 1, 2006 through December 31, 2008. See Item 1 – Utility Operations - Regulation—FERC for a discussion of FERC regulation of transmission rates, Regulation—Rates—Ohio and Note 4 to the consolidated financial statements entitled Rate Matters, included in the 2007 Annual Reports, for a discussion of the impact of restructuring on distribution rates. The PUCO authorized CSPCo and OPCo to remain functionally separated through 2008.

The Ohio Act requires CSPCo and OPCo to begin implementing market-based rates on January 1, 2009, following the expiration of their RSPs.  However, in August 2007, legislation was introduced that would significantly reduce the likelihood of CSPCo’s and OPCo’s ability to charge market-based rates for generation at the expiration of their RSPs.  The legislation has been passed by the Ohio Senate and is being considered by the Ohio House of Representatives.  AEP management is working closely with various stakeholders to achieve a principled, fair and well-considered approach to electric supply pricing.

Texas Restructuring

Signed into law in June of 1999, the Texas Act substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition for customers.  Among other things, the Texas Act:

•	gave Texas customers the opportunity to choose their REP beginning January 1, 2002 (delayed until at least 2011 in the SPP portion of Texas),
•	required each utility to legally separate into a REP, a power generation company and a transmission and distribution utility, and
•
required that REPs provide electricity at generally unregulated rates, except that until January 1, 2007 the prices that could be charged to residential and small commercial customers by REPs affiliated with a utility within the affiliated utility’s service area were set by the PUCT, until certain conditions in the Texas Act were met.

The Texas Act provides each affected utility an opportunity to recover its generation-related regulatory assets and stranded costs resulting from the legal separation of the transmission and distribution utility from the generation facilities and the related introduction of retail electric competition.  Regulatory assets consist of the Texas jurisdictional amount of generation-related regulatory assets and liabilities in the audited financial statements as of December 31, 1998.  Stranded costs consist of the positive excess of the net regulated book value of generation assets (as of December 31, 2001) over the market value of those assets, taking specified factors into account, as ultimately determined in a PUCT true-up proceeding.

In May 2005, TCC filed its stranded cost quantification application, or true-up proceeding, with the PUCT seeking recovery of $2.4 billion of net stranded generation costs and other recoverable true-up items.  A final order was issued in April 2006.  In the final order, the PUCT determined TCC’s net stranded generation costs and other recoverable true-up items to be approximately $1.475 billion.  Other parties have appealed the PUCT’s final order as unwarranted or too large; TCC has appealed seeking additional recovery consistent with the Texas Act and related rules.  TCC intends to appeal any final adverse rulings regarding the PUCT’s order in the true-up proceedings.

After PUCT approval, in October 2006 TCC issued $1.74 billion of securitization bonds, including additional issuance and carrying costs through the date of issuance.  The PUCT authorized negative competition transition charges in the amount of $356 million in October 2006.  TCC is required to refund this amount to its ratepayers.  For a discussion of (i) regulatory assets and stranded costs subject to recovery by TCC and (ii) rate adjustments made after implementation of restructuring to allow recovery of certain costs by or with respect to TCC and TNC, see Note 4 to the consolidated financial statements entitled Rate Matters included in the 2007 Annual Reports.

Michigan Customer Choice

Customer choice commenced for I&M’s Michigan customers on January 1, 2002. Rates for retail electric service for I&M’s Michigan customers were unbundled (though they continue to be regulated) to allow customers the ability to evaluate the cost of generation service for comparison with other suppliers. At December 31, 2007, none of I&M’s Michigan customers have elected to change suppliers and no alternative electric suppliers are registered to compete in I&M’s Michigan service territory.

Virginia Re-regulation

In April 2007, the Virginia legislature adopted a comprehensive law providing for the re-regulation of electric utilities’ generation and supply rates after the December 31, 2008 expiration of capped rates.    The law provides for, among other things, biennial rate reviews beginning in 2009; rate adjustment clauses for the recovery of a variety of costs and a minimum allowed return on equity which will be based on the average earned return on equity of regional vertically integrated electric utilities.  The law also provides that utilities may retain a minimum of 25% of the margins from off-system sales with the remaining margins from such sales credited against fuel factor expenses with a true-up to actual.

COMPETITION

The public utility subsidiaries of AEP, like the electric industry generally, face competition in the sale of available power on a wholesale basis, primarily to other public utilities and power marketers. The Energy Policy Act of 1992 was designed, among other things, to foster competition in the wholesale market by creating a generation market with fewer barriers to entry and mandating that all generators have equal access to transmission services. As a result, there are more generators able to participate in this market. The principal factors in competing for wholesale sales are price (including fuel costs), availability of capacity and power and reliability of service.

AEP’s public utility subsidiaries also compete with self-generation and with distributors of other energy sources, such as natural gas, fuel oil and coal, within their service areas. The primary factors in such competition are price, reliability of service and the capability of customers to utilize sources of energy other than electric power. With respect to competing generators and self-generation, the public utility subsidiaries of AEP believe that they generally maintain a favorable competitive position. With respect to alternative sources of energy, the public utility subsidiaries of AEP believe that the reliability of their service and the limited ability of customers to substitute other cost-effective sources for electric power place them in a favorable competitive position, even though their prices may be higher than the costs of some other sources of energy.

Significant changes in the global economy have led to increased price competition for industrial customers in the United States, including those served by the AEP System. Some of these industrial customers have requested price reductions from their suppliers of electric power. In addition, industrial customers that are downsizing or reorganizing often close a facility based upon its costs, which may include, among other things, the cost of electric power. The public utility subsidiaries of AEP cooperate with such customers to meet their business needs through, for example, providing various off-peak or interruptible supply options pursuant to tariffs filed with, and approved by, the various state commissions. Occasionally, these rates are negotiated with the customer, and then filed with the state commissions for approval. The public utility subsidiaries of AEP believe that they are unlikely to be materially affected by this competition in an adverse manner.

SEASONALITY

The sale of electric power is generally a seasonal business. In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time. In other areas, power demand peaks during the winter. The pattern of this fluctuation may change due to the nature and location of AEP’s facilities and the terms of power sale contracts into which AEP enters. In addition, AEP has historically sold less power, and consequently earned less income, when weather conditions are milder. Unusually mild weather in the future could diminish AEP’s results of operations and may impact its financial condition.  Conversely, unusually extreme weather conditions could increase AEP’s results of operations.

MEMCO OPERATIONS

Our MEMCO Operations Segment transports coal and dry bulk commodities primarily on the Ohio, Illinois, and lower Mississippi rivers.  Almost all of our customers are nonaffiliated third parties who obtain the transport of coal and dry bulk commodities for various uses.  We charge these customers market rates for the purpose of making a profit.  Depending on market conditions and other factors, including barge availability, we have also served AEP utility subsidiary affiliates.   Our affiliated utility customers procure the transport of coal for use as fuel in their respective generating plants.  We charged affiliated customers rates that reflected our costs.  The MEMCO operations include approximately 1,992 barges, 38 towboats and 14 harbor boats that we own or lease.

Competition within the barging industry for major commodity contracts is intense, with a number of companies offering transportation services in the waterways we serve. We compete with other carriers primarily on the basis of commodity shipping rates, but also with respect to customer service, available routes, value-added services (including scheduling convenience and flexibility), information timeliness and equipment. The industry continues to experience consolidation.   The resulting companies increasingly offer the widespread geographic reach necessary to support major national customers.  Demand for barging services can be seasonal, particularly with respect to the movement of harvested agricultural commodities (beginning in the late summer and extending through the fall).  Cold winter weather may also limit our operations when certain of the waterways we serve are closed.

Our transportation operations are subject to regulation by the U.S. Coast Guard, federal laws, state laws and certain international conventions.  Legislation has been proposed that could make our towboats subject to inspection by the U.S. Coast Guard.

GENERATION AND MARKETING

Our Generation and Marketing Segment consists of non-utility generating assets and a competitive power supply and energy trading business.  We enter into short and long-term transactions to buy or sell capacity, energy and ancillary services primarily in the ERCOT market.  The assets utilized in this segment include approximately 310 MW of domestic wind power facilities and 377 MW of coal-fired capacity obtained from TNC’s interest in the Oklaunion power station.  TNC has entered into a 20-year power agreement transferring this generating capacity to a non-utility affiliate that we operate in order to comply with the separation requirements of the Texas Act.  The power obtained from the Oklaunion power station is to be marketed and sold in ERCOT.  We are regulated by the PUCT for transactions inside ERCOT and by the FERC for transactions outside of ERCOT.  While peak load in ERCOT typically occurs in the summer, we do not necessarily expect seasonal variation in our operations.

OTHER

Gas Operations

In January 2005, we sold a 98% controlling interest in HPL and related assets with the remaining 2% interest being sold to the buyer in November 2005.  See Note 8 to the consolidated financial statements entitled Acquisitions, Dispositions, Discontinued Operations, Impairments, and Assets Held for Sale, included in the 2007 Annual Reports for more information.  As a result, management anticipates that our gas marketing operations will be limited to managing our obligations with respect to the gas transactions entered into before these sales.

Plaquemine Cogeneration Facility

Pursuant to an agreement with Dow, AEP constructed an 880 MW cogeneration facility (“Facility”) at Dow’s chemical facility in Plaquemine, Louisiana that achieved commercial operation status in 2004.  Dow used a portion of the energy produced by the Facility and sold the excess power to us.  We agreed to sell up to all of the excess 800 MW to Tractebel.  Litigation in connection with that power agreement has been settled.  For more information, see Note 6 to the consolidated financial statements entitled Commitments, Guarantees and Contingencies.  In November 2006, we sold our interest in the Facility to Dow.  Negotiations for the sale resulted in an after-tax impairment of approximately $136 million.  See Note 8 to the consolidated financial statements entitled Acquisitions, Dispositions, Discontinued Operations, Impairments and Assets Held for Sale.

For information regarding other non-core investments, see Note 8 to the consolidated financial statements entitled Acquisitions, Dispositions, Discontinued Operations, Impairments and Assets Held for Sale, included in the 2007 Annual Reports.

ITEM 1A.     RISK FACTORS

General Risks of Our Regulated Operations

We may not be able to recover the costs of our substantial planned investment in capital improvements and additions. (Applies to each registrant.)

Our business plan calls for extensive investment in capital improvements and additions, including the installation of environmental upgrades and retrofits, construction and/or acquisition of additional generation units and transmission facilities, modernizing existing infrastructure as well as other initiatives. Our public utility subsidiaries currently provide service at rates approved by one or more regulatory commissions.  If these regulatory commissions do not approve adjustments to the rates we charge, we would not be able to recover the costs associated with our planned extensive investment.  This would cause our financial results to be diminished.  While we may seek to limit the impact of any denied recovery by attempting to reduce the scope of our capital investment, there can be no assurance as to the effectiveness of any such mitigation efforts, particularly with respect to previously incurred costs and commitments.

Our planned capital investment program coincides with a material increase in the price of the fuels used to generate electricity.  Many of our jurisdictions have fuel clauses that permit us to recover these increased fuel costs through rates without a general rate case.  While prudent capital investment and variable fuel costs each generally warrant recovery, in practical terms our regulators could limit the amount or timing of increased costs that we would recover through higher rates.  Any such limitation could cause our financial results to be diminished.

While Indiana permits the recovery of prudently incurred costs, our request for rate recovery may not be approved.  (Applies to AEP and I&M.)

     In January 2008, I&M filed a request to increase base rates in its Indiana jurisdiction by approximately $82 million. The request included a return on equity of 11.5% and the ability to introduce additional riders.  The requested increase is attributable to additional costs relating to operating in the PJM, reliability enhancement, demand side management, additional off-system sales margin sharing and environmental compliance costs.  While regulation in Indiana provides for a return on costs prudently incurred, there can be no assurance that the IURC will approve all of the costs included in our filing or that this process will result in rates providing full recovery in a timely manner.  If the IURC denies the requested rate recovery, it could adversely impact future results of operations, cash flows and financial conditions.

The internal allocation of AEP System off-system sales margins has been challenged.  (Applies to APCo, CSPCo, I&M  and OPCo.)

Off-system sales margins are allocated among the AEP System companies pursuant to a FERC-approved agreement among those companies entered into at the time of the merger with CSW.  In November 2005, we filed with the FERC a proposed allocation methodology to be used in 2006 and beyond.  The original allocations have been challenged in different forums, including  a PSO fuel clause recovery proceeding before the OCC.  In general, the challenges assert that AEP West companies, acquired in the merger with CSW, are being allocated a disproportionately small amount of the off-system sales margins.  The OCC and, separately, a federal district court in Texas have each held that the FERC is the only appropriate adjudicator of such challenges.  This holding has been affirmed by a federal appellate court.  No proceeding questioning the allocation of our off-system sales is currently before the FERC.  If the FERC were to retroactively allocate additional off-system sales margins to the AEP West companies, the AEP East companies may be required to pay money to the AEP West companies.  Any such payments could have an adverse effect on the results of operations, cash flows and possibly financial condition of the AEP East companies.

We may not recover costs incurred to construct generating plants that are canceled. (Applies to each registrant)

Our business plan for the construction of new generating units involves a number of risks, including construction delays, nonperformance by equipment suppliers, and increases in equipment and labor costs. To limit the risks of these construction projects, we enter into equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects are cancelled for any reason, including our failure to receive necessary regulatory approvals and/or siting or environmental permits, we could incur significant cancellation penalties under the equipment purchase orders and construction contracts. In addition, we may need to impair any construction work-in process assets for any expenses we have incurred.

Certain of our revenues and results of operations are subject to risks that are beyond our control.  (Applies to each registrant.)

Unless mitigated by timely and adequate regulatory recovery, the cost of repairing damage to our utility facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events, in excess of insurance coverage, when applicable, may adversely impact our revenues, operating and capital expenses and results of operations.  Such events may also create additional risks related to the supply and/or cost of equipment and materials.

We are exposed to nuclear generation risk. (Applies to AEP and I&M.)

Through I&M, we own the Cook Plant.  It consists of two nuclear generating units for a rated capacity of 2,143 MW, or 6% of our generation capacity.  We are, therefore, subject to the risks of nuclear generation, which include the following:

•
the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials such as spent nuclear fuel;

•	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with our nuclear operations;
•
uncertainties with respect to contingencies and assessment amounts if insurance coverage is inadequate (federal law requires owners of nuclear units to purchase the maximum available amount of nuclear liability insurance and potentially contribute to the losses of others); and,

•	uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

There can be no assurance that I&M’s preparations or risk mitigation measures will be adequate if and when these risks are triggered.

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities.  In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants such as ours.  In addition, although we have no reason to anticipate a serious nuclear incident at our plants, if an incident did occur, it could harm our results of operations or financial condition.  A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.  Moreover, a major incident at any nuclear facility in the U.S. could require us to make material contributory payments.

The different regional power markets in which we compete or will compete in the future have changing transmission regulatory structures, which could affect our performance in these regions.  (Applies to each registrant.)

Our results are likely to be affected by differences in the market and transmission regulatory structures in various regional power markets.  The rules governing the various regional power markets, including SPP and PJM, may also change from time to time which could affect our costs or revenues.  Because the manner in which RTOs will evolve remains unclear, we are unable to assess fully the impact that changes in these power markets may have on our business.

The amount we charged third parties for using our transmission facilities has been reduced and is subject to refund. (Applies to AEP, APCo, CSPCo, I&M and OPCo.)

In July 2003, the FERC issued an order directing PJM and MISO to make compliance filings for their respective tariffs to eliminate the transaction-based charges for through and out (T&O) transmission service on transactions where the energy is delivered within those RTOs.  The elimination of the T&O rates reduced the transmission service revenues collected by the RTOs and thereby reduced the revenues received by transmission owners under the RTOs’ revenue distribution protocols. To mitigate the impact of lost T&O revenues, the FERC approved temporary replacement seams elimination cost allocation (SECA) transition rates beginning in December 2004 and extending through March 2006.  Because intervenors objected to this decision, the SECA fees we collected ($220 million) are subject to refund.
A hearing was held in May 2006 to determine whether any of the SECA revenues should be refunded. In August 2006, the ALJ ruled that the rate design for the recovery of SECA charges was flawed and that a large portion was not recoverable. The ALJ found that the SECA rates charged were unfair, unjust and discriminatory, and that new compliance filings and refunds should be made. The ALJ also found that unpaid SECA rates must be paid in the recommended reduced amount.  The FERC has not ruled on the matter.  If the FERC upholds the decision of the ALJ, it would disallow $90 million of the AEP East companies’ remaining $115 million of unsettled gross SECA revenues.  We have recorded provisions in the aggregate amount of $37 million related to the potential refund of SECA rates. After completed and in-process settlements, the AEP East companies will have a remaining reserve balance of $35 million to settle the remaining unsettled gross SECA revenues.

An increase in the amount PJM charges us for transmitting power over its network may not be fully recoverable. (Applies to AEP and I&M.)

On June 1, 2007, in response to a 2006 FERC order, PJM revised its methodology for calculating the effect of transmission line losses in generation dispatch when determining locational marginal prices.   The new method is designed to recognize the varying delivery costs of transmitting electricity from individual generator locations to the places where customers consume the energy.  Due to the implementation of the new methodology, we experienced an increase in the cost of transmitting energy to customer load zones in the PJM.  AEP has initiated discussions with PJM regarding the impact of the new methodology and will pursue a modification through the appropriate stakeholder processes.  Management believes these additional costs should be recoverable through retail and/or cost-based wholesale rates.  Recovery has been authorized by the PUCO and VSCC.  The filing with the IURC is pending and filings in other affected jurisdictions are planned. In the interim, such costs in these jurisdictions will have an adverse effect on future results of operations and cash flows.  Management is unable to predict whether full recovery will ultimately be approved.

We could be subject to higher costs and/or penalties related to mandatory reliability standards. (Applies to each registrant.)

As a result of EPACT, owners and operators of the bulk power transmission system are subject to mandatory reliability standards promulgated by the North American Electric Reliability Corporation and enforced by the FERC. These standards, which previously were being applied on a voluntary basis, became mandatory in June 2007. The standards are based on the functions that need to be performed to ensure the bulk power system operates reliably and is guided by reliability and market interface principles. Compliance with new reliability standards may subject us to higher operating costs and/or increased capital expenditures. While we expect to recover costs and expenditures from customers through regulated rates, there can be no assurance that the applicable commissions will approve full recovery in a timely manner.  If we were found not to be in compliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties, which likely would not be recoverable from customers through regulated rates.

Rate regulation may delay or deny full recovery of costs.  (Applies to each registrant.)

Our public utility subsidiaries currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated based on an analysis of the applicable utility’s expenses incurred in a test year.  Thus, the rates a utility is allowed to charge may or may not match its expenses at any given time.  There may also be a delay between the timing of when these costs are incurred and when these costs are recovered.  While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs in a timely manner.

We operate in a non-uniform and fluid regulatory environment.  (Applies to each registrant.)

In addition to the multiple levels of state regulation at the states in which we operate, our business is subject to extensive federal regulation.  Developments in federal legislative and regulatory initiatives (which have occurred over the past few years and which have generally facilitated competition in the energy sector) and/or (2) state regulation could cause the regulatory environment to become significantly more restrictive.  Further alteration of the regulatory landscape in which we operate will impact the effectiveness of our business plan and may, because of the continued uncertainty, harm our financial condition and results of operations.

At times, demand for power could exceed our supply capacity.  (Applies to each registrant.)

We are currently obligated to supply power in parts of eleven states.  From time to time, because of unforeseen circumstances, the demand for power required to meet these obligations could exceed our available generation capacity.  If this occurs, we would have to buy power from the market.  We may not always have the ability to pass these costs on to our customers.  Since these situations most often occur during periods of peak demand, it is possible that the market price for power at that time would be very high. Even if a supply shortage were brief, we could suffer substantial losses that could reduce our results of operations.

Risks Related to Market, Economic or Financial Volatility

Downgrades in our credit ratings could negatively affect our ability to access capital and/or to operate our power trading businesses.  (Applies to each registrant.)

Since the bankruptcy of Enron, the credit ratings agencies have periodically reviewed our capital structure and the quality and stability of our earnings.  Any negative ratings actions could constrain the capital available to our industry and could limit our access to funding for our operations.  Our business is capital intensive, and we are dependent upon our ability to access capital at rates and on terms we determine to be attractive.  If our ability to access capital becomes significantly constrained, our interest costs will likely increase and our financial condition could be harmed and future results of operations could be adversely affected.

If Moody’s or S&P were to downgrade the long-term rating of any of the securities of the registrants, particularly below investment grade, the borrowing costs of that registrant would increase, which would diminish its financial results.  In addition, the registrant’s potential pool of investors and funding sources could decrease.  In February 2008, Fitch downgraded the senior unsecured debt rating of PSO to BBB+ with stable outlook.  Moody’s placed the senior unsecured debt rating of APCo, OPCo, SWEPCo and TCC on negative outlook in January 2008.  Moody’s assigns the following ratings to the senior unsecured debt of these companies:  APCo Baa2, OPCo A3, SWEPCo Baa1 and TCC Baa2.

Our power trading business relies on the investment grade ratings of our individual public utility subsidiaries’ senior unsecured long-term debt.  Most of our counterparties require the creditworthiness of an investment grade entity to stand behind transactions.  If those ratings were to decline below investment grade, our ability to operate our power trading business profitably would be diminished because we would likely have to deposit cash or cash-related instruments which would reduce our profits.

AEP has no income or cash flow apart from dividends paid or other obligations due it from its subsidiaries.  (Applies to AEP.)

AEP is a holding company and has no operations of its own.  Its ability to meet its financial obligations associated with its indebtedness and to pay dividends on its common stock is primarily dependent on the earnings and cash flows of its operating subsidiaries, primarily its regulated utilities, and the ability of its subsidiaries to pay dividends to, or repay loans from, AEP.  Its subsidiaries are separate and distinct legal entities that have no obligation (apart from loans from AEP) to provide AEP with funds for its payment obligations, whether by dividends, distributions or other payments. Payments to AEP by its subsidiaries are also contingent upon their earnings and business considerations. In addition, any payment of dividends, distributions or advances by the utility subsidiaries to AEP would be subject to regulatory or contractual restrictions.

Our operating results may fluctuate on a seasonal and quarterly basis.  (Applies to each registrant.)

Electric power generation is generally a seasonal business.  In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time.  In other areas, power demand peaks during the winter.  As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis.  The pattern of this fluctuation may change depending on the terms of power sale contracts that we enter into.  In addition, we have historically sold less power, and consequently earned less income, when weather conditions are milder.  Unusually mild weather in the future could diminish our results of operations and harm our financial condition.  Conversely, unusually extreme weather conditions could increase AEP’s results of operations in a manner that would not likely be sustainable.

Parties we have engaged to provide construction materials or services may fail to perform their obligations, which could harm our results of operations.  (Applies to each registrant.)

Our business plan calls for extensive investment in capital improvements and additions, including the installation of environmental upgrades, construction of additional generation units and transmission facilities as well as other initiatives.   We are exposed to the risk of substantial price increases in the costs of materials used in construction.  We have engaged numerous contractors and entered into a large number of agreements to acquire the necessary materials and/or obtain the required construction related services.  As a result, we are also exposed to the risk that these contractors and other counterparties could breach their obligations to us.  Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and almost certainly cause delays in that and related projects.   Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. This would cause our financial results to be diminished, and we might incur losses or delays in completing construction.

Changes in commodity prices may increase our cost of producing power or decrease the amount we receive from selling power, harming our financial performance.  (Applies to each registrant.)

We are heavily exposed to changes in the price and availability of coal because most of our generating capacity is coal-fired.  We have contracts of varying durations for the supply of coal for most of our existing generation capacity, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts.   Similarly, we are heavily exposed to changes in the price and availability of emission allowances.   We use emission allowances based on the amount of coal we use as fuel and the reductions achieved through emission controls and other measures.   According to our estimates, we have procured sufficient emission allowances to cover our projected needs for the next two years and for much of the projected needs for periods beyond that.   At some point, however, we may have to obtain additional allowances and those purchases may not be on as favorable terms as those currently obtained.

We also own natural gas-fired facilities, which increases our exposure to market prices of natural gas. Natural gas prices tend to be more volatile than prices for other fuel sources.

The price trends for coal, natural gas and emission allowances have shown material increases in the recent past.   Changes in the cost of coal, emission allowances or natural gas and changes in the relationship between such costs and the market prices of power will affect our financial results.  Since the prices we obtain for power may not change at the same rate as the change in coal, emission allowances or natural gas costs, we may be unable to pass on the changes in costs to our customers.

In addition, actual power prices and fuel costs will differ from those assumed in financial projections used to value our trading and marketing transactions, and those differences may be material.  As a result, our financial results may be diminished in the future as those transactions are marked to market.

In Ohio, we have limited ability to pass on our fuel costs to our customers.  (Applies to AEP, CSPCo and OPCo.)

Because generation is no longer regulated in Ohio, we are exposed to risk from changes in the market prices of coal, natural gas, and emissions allowances used to generate power.  The prices of coal, natural gas and emissions allowances have increased materially in the recent past.  The protection afforded by retail fuel clause recovery mechanisms has been eliminated by the implementation of customer choice in Ohio, which represents approximately 20% of our fuel costs.  As long as generating costs cannot be passed through to customers as a matter of right in Ohio, we retain these risks.  If we cannot recover an amount sufficient to cover our actual fuel costs, our results of operations and cash flows would be adversely affected.

Downgrades in the credit ratings of companies insuring certain of our financings could cause our costs of borrowing to increase for the foreseeable future.  (Applies to each registrant.)

A significant amount of our financings involve the periodic resetting of the interest rates applicable in those financings pursuant to auctions among investors (“Auction Rate Bonds”).  In order to attract additional investors to these auctions, we often procure financial guaranty policies that insure our obligation to pay interest and principal on our Auction Rate Bonds.  Credit downgrades and financial difficulties of certain providers of financial guaranty policies have significantly reduced investor willingness to place bids on Auction Rate Bonds. These events have caused the interest rates on Auction Rate Bonds to increase, thereby increasing our cost of capital and diminishing our earnings.   While we may seek to limit the impact of these increased costs by attempting to refinance our Auction Rate Bonds, there can be no assurance as to our ability to do so at attractive rates.

Risks Relating to State Restructuring

In Ohio, our future rates are uncertain. (Applies to AEP, OPCo and CSPCo.)

CSPCo and OPCo are involved in discussions with various stakeholders in Ohio about potential legislation to address the period following the expiration of the RSPs on December 31, 2008.  In August 2007, legislation was introduced that would significantly reduce the likelihood of CSPCo’s and OPCo’s ability to charge market-based rates for generation at the expiration of their RSPs.  The legislation has been passed by the Ohio Senate and still must be considered by the Ohio House of Representatives.  At this time, management is unable to predict whether CSPCo and OPCo will transition to market pricing, extend their RSP rates, with or without modification, or become subject to a legislative reinstatement of some form of cost-based regulation for their generation supply business on January 1, 2009.  A return to cost-based rates for generation supply in Ohio could have an adverse impact on our financial condition, future results of operations and cash flows.  Further, the return of cost-based regulation could cause the generation business of CSPCo and OPCo to meet the criteria for application of regulatory accounting principles. Results of operations and financial condition could be adversely affected if and when CSPCo and OPCo are required to re-establish certain net regulatory liabilities applicable to their generation supply business.

There is uncertainty as to our recovery of stranded costs resulting from industry restructuring in Texas.  (Applies to AEP.)

Restructuring legislation in Texas required utilities with stranded costs to use market-based methods to value certain generating assets for determining stranded costs.  We elected to use the sale of assets method to determine the market value of TCC’s generation assets for stranded cost purposes.  In general terms, the amount of stranded costs under this market valuation methodology is the amount by which the book value of generating assets, including regulatory assets and liabilities that were not securitized, exceeds the market value of the generation assets, as measured by the net proceeds from the sale of the assets. In May 2005, TCC filed its stranded cost quantification application with the PUCT seeking recovery of $2.4 billion of net stranded generation costs and other recoverable true-up items.  A final order was issued in April 2006.  In the final order, the PUCT determined TCC’s net stranded generation costs and other recoverable true-up items to be approximately $1.475 billion.  We have appealed the PUCT’s final order seeking additional recovery consistent with the Texas Restructuring Legislation and related rules, other parties have appealed the PUCT’s final order as unwarranted or too large. Management cannot predict the ultimate outcome of any future court appeals or any future remanded PUCT proceeding.

Collection of our revenues in Texas is concentrated in a limited number of REPs. (Applies to AEP.)

Our revenues from the distribution of electricity in the ERCOT area of Texas are collected from REPs that supply the electricity we distribute to their customers.  Currently, we do business with approximately seventy REPs.  In 2007, TCC’s largest customer accounted for 23% of its operating revenues; TNC’s largest customer (a non-utility affiliate) accounted for 35% of its operating revenues and its second largest customer accounted for 15% of its operating revenues.  Adverse economic conditions, structural problems in the Texas market or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments.  We depend on these REPs for timely remittance of payments.  Any delay or default in payment could adversely affect the timing and receipt of our cash flows and thereby have an adverse effect on our liquidity.

Risks Related to Owning and Operating Generation Assets and Selling Power

Our costs of compliance with environmental laws are significant and the cost of compliance with future environmental laws could harm our cash flow and profitability or cause some of our electric generating units  to be uneconomical to maintain or operate. (Applies to each registrant.)

Our operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety.  Compliance with these legal requirements requires us to commit significant capital toward environmental monitoring, installation of pollution control equipment, emission fees and permits at all of our facilities.  These expenditures have been significant in the past, and we expect that they will increase in the future.  Further, environmental advocacy groups, other organizations and some agencies in the United States are focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  Although several bills have been introduced in Congress that would compel CO2 emission reductions, none have advanced through the legislature.  On April 2, 2007, the U.S. Supreme Court issued a decision holding that the Federal EPA has authority to regulate emissions of CO2 and other greenhouse gases under the CAA.  Costs of compliance with environmental regulations could adversely affect our results of operations and financial position, especially if emission and/or discharge limits are tightened, more extensive permitting requirements are imposed, additional substances become regulated and the number and types of assets we operate increase.  All of our estimates are subject to significant uncertainties about the outcome of several interrelated assumptions and variables, including timing of implementation, required levels of reductions, allocation requirements of the new rules and our selected compliance alternatives.  As a result, we cannot estimate our compliance costs with certainty.  The actual costs to comply could differ significantly from our estimates.  All of the costs are incremental to our current investment base and operating cost structure.  In addition, any legal obligation that would require us to substantially reduce our emissions beyond present levels could require extensive mitigation efforts and, in the case of CO2 legislation, would raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities.  While we expect to recover our expenditures for pollution control technologies, replacement generation and associated operating costs from customers through regulated rates (in regulated jurisdictions) or market prices (in Ohio and Texas), without such recovery those costs could adversely affect future results of operations and cash flows, and possibly financial condition.

Governmental authorities may assess penalties on us if it is determined that we have not complied with environmental laws and regulations. (Applies to each registrant.)

If we fail to comply with environmental laws and regulations, even if caused by factors beyond our control, that failure may result in the assessment of civil or criminal penalties and fines against us.  In July 2004 attorneys general of eight states and others sued AEP and other utilities alleging that CO2 emissions from power generating facilities constitute a public nuisance under federal common law.  The trial court dismissed the suits and plaintiffs have appealed the dismissal.  While we believe the claims are without merit, the costs associated with reducing CO2 emissions could harm our business and our results of operations and financial position.

If these or other future actions are resolved against us, substantial modifications of our existing coal-fired power plants could be required.  In addition, we could be required to invest significantly in additional emission control equipment, accelerate the timing of capital expenditures, pay penalties and/or halt operations.  Moreover, our results of operations and financial position could be reduced due to the timing of recovery of these investments and the expense of ongoing litigation.

Our revenues and results of operations from selling power are subject to market risks that are beyond our control.  (Applies to each registrant.)

We sell power from our generation facilities into the spot market or other competitive power markets or on a contractual basis.  We also enter into contracts to purchase and sell electricity, natural gas, emission allowances and coal as part of our power marketing and energy trading operations.  With respect to such transactions, we are generally not guaranteed any rate of return on our capital investments through mandated rates, and our revenues and results of operations are likely to depend, in large part, upon prevailing market prices for power in our regional markets and other competitive markets.  These market prices may fluctuate substantially over relatively short periods of time.  Trading margins may erode as markets mature and there may be diminished opportunities for gain should volatility decline.  In addition, the FERC, which has jurisdiction over wholesale power rates, as well as RTOs that oversee some of these markets, may impose price limitations, bidding rules and other mechanisms to address some of the volatility in these markets.  Power supply and other similar agreements entered into during extreme market conditions may subsequently be held to be unenforceable by a reviewing court or the FERC.  Fuel and emissions prices may also be volatile, and the price we can obtain for power sales may not change at the same rate as changes in fuel and/or emissions costs.  These factors could reduce our margins and therefore diminish our revenues and results of operations.

Volatility in market prices for fuel and power may result from:

•	weather conditions;
•	seasonality;
•	power usage;
•	illiquid markets;
•	transmission or transportation constraints or inefficiencies;
•	availability of competitively priced alternative energy sources;
•	demand for energy commodities;
•	natural gas, crude oil and refined products, and coal production levels;
•	natural disasters, wars, embargoes and other catastrophic events; and
•	federal, state and foreign energy and environmental regulation and legislation.

Our power trading (including coal, gas and emission allowances trading and power marketing) and risk management policies cannot eliminate the risk associated with these activities.  (Applies to each registrant.)

Our power trading (including coal, gas and emission allowances trading and power marketing) activities expose us to risks of commodity price movements.  We attempt to manage our exposure by establishing and enforcing risk limits and risk management procedures.  These risk limits and risk management procedures may not work as planned and cannot eliminate the risks associated with these activities.  As a result, we cannot predict the impact that our energy trading and risk management decisions may have on our business, operating results or financial position.

We routinely have open trading positions in the market, within guidelines we set, resulting from the management of our trading portfolio.  To the extent open trading positions exist, fluctuating commodity prices can improve or diminish our financial results and financial position.

Our power trading and risk management activities, including our power sales agreements with counterparties, rely on projections that depend heavily on judgments and assumptions by management of factors such as the future market prices and demand for power and other energy-related commodities.  These factors become more difficult to predict and the calculations become less reliable the further into the future these estimates are made.  Even when our policies and procedures are followed and decisions are made based on these estimates, results of operations may be diminished if the judgments and assumptions underlying those calculations prove to be inaccurate.

Our financial performance may be adversely affected if we are unable to operate our pooled electric generating facilities successfully.  (Applies to each registrant.)

Our performance is highly dependent on the successful operation of our electric generating facilities.  Operating electric generating facilities involves many risks, including:

•	operator error and breakdown or failure of equipment or processes;
•	operating limitations that may be imposed by environmental or other regulatory requirements;
•	labor disputes;
•	fuel supply interruptions caused by transportation constraints, adverse weather, non-performance by our suppliers and other factors; and
•	catastrophic events such as fires, earthquakes, explosions, hurricanes, terrorism, floods or other similar occurrences.

A decrease or elimination of revenues from power produced by our electric generating facilities or an increase in the cost of operating the facilities would adversely affect our results of operations.

Parties with whom we have contracts may fail to perform their obligations, which could harm our results of operations.  (Applies to each registrant.)

We are exposed to the risk that counterparties that owe us money or power could breach their obligations.  Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative hedging arrangements or honor underlying commitments at then-current market prices that may exceed our contractual prices, which would cause our financial results to be diminished and we might incur losses. Although our estimates take into account the expected probability of default by a counterparty, our actual exposure to a default by a counterparty may be greater than the estimates predict.

We rely on electric transmission facilities that we do not own or control.  If these facilities do not provide us with adequate transmission capacity, we may not be able to deliver our wholesale electric power to the purchasers of our power.  (Applies to each registrant.)

We depend on transmission facilities owned and operated by other unaffiliated power companies to deliver the power we sell at wholesale.  This dependence exposes us to a variety of risks.  If transmission is disrupted, or transmission capacity is inadequate, we may not be able to sell and deliver our wholesale power.  If a region’s power transmission infrastructure is inadequate, our recovery of wholesale costs and profits may be limited.  If restrictive transmission price regulation is imposed, the transmission companies may not have sufficient incentive to invest in expansion of transmission infrastructure.

The FERC has issued electric transmission initiatives that require electric transmission services to be offered unbundled from commodity sales.  Although these initiatives are designed to encourage wholesale market transactions for electricity and gas, access to transmission systems may in fact not be available if transmission capacity is insufficient because of physical constraints or because it is contractually unavailable.  We also cannot predict whether transmission facilities will be expanded in specific markets to accommodate competitive access to those markets.

We do not fully hedge against price changes in commodities.  (Applies to each registrant.)

We routinely enter into contracts to purchase and sell electricity, natural gas, coal and emission allowances as part of our power marketing and energy and emission allowances trading operations.  In connection with these trading activities, we routinely enter into financial contracts, including futures and options, over-the counter options, financially-settled swaps and other derivative contracts.  These activities expose us to risks from price movements.  If the values of the financial contracts change in a manner we do not anticipate, it could harm our financial position or reduce the financial contribution of our trading operations.

We manage our exposure by establishing risk limits and entering into contracts to offset some of our positions (i.e., to hedge our exposure to demand, market effects of weather and other changes in commodity prices).  However, we do not always hedge the entire exposure of our operations from commodity price volatility.  To the extent we do not hedge against commodity price volatility, our results of operations and financial position may be improved or diminished based upon our success in the market.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.
ITEM 2.     PROPERTIES

GENERATION FACILITIES

UTILITY OPERATIONS

At December 31, 2007, the AEP System owned (or leased where indicated) generating plants with net power capabilities (winter rating) shown in the following table:

Company	Stations		Coal MW	Natural Gas MW	Nuclear MW	Lignite MW	Hydro MW	Oil MW	Total MW
AEGCo	2	(a)	1,300	1,146					2,446
APCo	17	(b)(c)	5,093	523			681		6,297
CSPCo	7	(d)	2,345	1,357					3,702
I&M	9	(a)	2,295		2,191		15		4,501
KPCo	1		1,060						1,060
OPCo	8	(b)(c)(e)	8,472				26		8,498
PSO	8	(f)	1,018	3,238				25	4,281
SWEPCo	10	(g)	1,848	2,167		842			4,857
TNC	11	(f) (h)	377	1,014				8	1,399

System Totals	67		23,808	9,445	2,191	842	722	33	37,041
Percentage of System Totals			64.3%	25.5%	5.9%	2.3%	1.9%	0.1%

(a)
Unit 1 of the Rockport Plant is owned one-half by AEGCo and one-half by I&M. Unit 2 of the Rockport Plant is leased one-half by AEGCo and one-half by I&M. The leases terminate in 2022 unless extended. In May 2007, AEGCo completed the purchase of the Lawrenceburg Plant, a 1,146 MW gas-fired unit (winter rating) in Indiana from Public Service Electric and Gas Company.   In September 2007, AEGCo purchased the Dresden Generating station, a gas-fired unit in Ohio currently under construction.  Upon completion, which is expected to be in 2009 or 2010, this unit will be a 580 MW facility.

(b)	Unit 3 of the John E. Amos Plant is owned one-third by APCo and two-thirds by OPCo.

(c)	APCo owns Units 1 and 3 and OPCo owns Units 2, 4 and 5 of Philip Sporn Plant, respectively.

(d)
CSPCo owns generating units in common with Duke Ohio and DP&L. Its percentage ownership interest is reflected in this table. In April 2007, CSPCo completed the purchase of the Darby Electric Generating station, a 507 MW gas-fired unit (winter rating) in Ohio from DP&L.

(e)	The scrubber facilities at the General James M. Gavin Plant are leased. OPCo is permitted to terminate the lease as early as 2010.

(f)
As of December 31, 2007, PSO and TNC, along with Oklahoma Municipal Power Authority and The Public Utilities Board of the City of Brownsville, Texas, jointly owned the Oklaunion power station. PSO’s ownership interest is reflected in this portion of the table. In February 2007, TCC sold its interest in Oklaunion to The Public Utilities Board of the City of Brownsville, Texas. In order to comply with the separation requirements of the Texas Act, in January 2007, TNC entered into a 20-year purchase power agreement transferring its generating capacity in the Oklaunion power station to a non-utility affiliate.

(g)
SWEPCo owns generating units in common with unaffiliated parties. Only its ownership interest is reflected in this table. Also, SWEPCo began commercial operation of Units 3 and 4, of 88 MW each, at its gas–fired Mattison Plant in July 2007.  Commercial operation of Units 1 and 2, of 85 MW each, at the Mattison Plant began in December 2007.

(h)	TNC’s gas-fired and oil-fired generation has been deactivated.

Cook Nuclear Plant

The following table provides operating information relating to the Cook Plant.

	Cook Plant
	Unit 1	Unit 2
Year Placed in Operation	1975	1978
Year of Expiration of NRC License	2034	2037
Nominal Net Electrical Rating in Kilowatts	1,084,000	1,107,000
Net Capacity Factors (a)
2007	97.4%	83.8%
2006	80.4%	86.5%
2005	88.8%	97.1%
2004	97.0%	81.6%

(a)
Net Capacity Factor values for Unit 1 in 2007 reflect Nominal Net Electrical Rating in Kilowatts of 1,084,000.  The Net Capacity Factor values for Unit 1 from 2004 through 2006 reflect the previous Nominal Net Electrical Rating in Kilowatts of 1,036,000.  The Net Electrical Rating changed due to low pressure turbine replacement.

Costs associated with the operation (including fuel), maintenance and retirement of nuclear plants continue to be more significant and less predictable than costs associated with other sources of generation, in large part due to changing regulatory requirements and safety standards, availability of nuclear waste disposal facilities and experience gained in the operation of nuclear facilities. However the ability of I&M to obtain adequate and timely recovery of costs associated  with the Cook Plant is not assured.  Such costs may include replacement power, any unamortized investment at the end of the useful life of the Cook Plant (whether scheduled or premature), the carrying costs of that investment and retirement costs.

GENERATION AND MARKETING

In addition to the generating facilities described above, AEP has ownership interests in other electrical generating facilities. Information concerning these facilities at December 31, 2007 is listed below.

Facility	Fuel	Location	Capacity Total MW	Owner-ship Interest	Status

Desert Sky Wind Farm	Wind	Texas	161	100%	Exempt Wholesale Generator(a)

Trent Wind Farm	Wind	Texas	150	100%	Exempt Wholesale Generator(a)
Total (b)			311

   (a)     As defined under rules issued pursuant to EPACT.

(b)
 Does not include (i) 50% interest in Sweeny, which was sold in October 2007, or (ii) 377 MW of coal-fired generating capacity (representing TNC’s interest in Oklaunion power station) which TNC has sold under a 20-year purchase power agreement to a non-utility affiliate in the Generation and Marketing business segment.

 See Note 8 to the consolidated financial statements entitled Acquisitions, Dispositions, Discontinued Operations, Impairments and Assets Held for Sale, included in the 2007 Annual Reports, for a discussion of AEP’s disposition of independent power producer and foreign generation assets.

TRANSMISSION AND DISTRIBUTION FACILITIES

The following table sets forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies and that portion of the total representing 765kV lines:

	Total Overhead Circuit Miles of Transmission and Distribution Lines		Circuit Miles of 765kV Lines
AEP System (a)	223,814	(b)	2,116
APCo	51,833		734
CSPCo (a)	15,476		—
I&M	22,036		615
Kingsport Power Company	1,358		—
KPCo	10,959		258
OPCo	30,763		509
PSO	21,172		—
SWEPCo	21,389		—
TCC	29,650		—
TNC	17,475		—
WPCo	1,703		—

(a)	Includes 766 miles of 345,000-volt jointly owned lines.
(b)	Includes 73 miles of overhead transmission lines not identified with an operating company.

TITLES

The AEP System’s generating facilities are generally located on lands owned in fee simple. The greater portion of the transmission and distribution lines of the System has been constructed over lands of private owners pursuant to easements or along public highways and streets pursuant to appropriate statutory authority. The rights of AEP’s public utility subsidiaries in the realty on which their facilities are located are considered adequate for use in the conduct of their business. Minor defects and irregularities customarily found in title to properties of like size and character may exist, but such defects and irregularities do not materially impair the use of the properties affected thereby. AEP’s public utility subsidiaries generally have the right of eminent domain which permits them, if necessary, to acquire, perfect or secure titles to or easements on privately held lands used or to be used in their utility operations.  Recent legislation in Ohio and Virginia has restricted the right of eminent domain previously granted for power generation purposes.

SYSTEM TRANSMISSION LINES AND FACILITY SITING

Laws in the states of Arkansas, Indiana, Kentucky, Louisiana, Michigan, Ohio, Texas, Tennessee, Virginia, and West Virginia require prior approval of sites of generating facilities and/or routes of high-voltage transmission lines. We have experienced delays and additional costs in constructing facilities as a result of proceedings conducted pursuant to such statutes, and in proceedings in which our operating companies have sought to acquire rights-of-way through condemnation.  These proceedings may result in additional delays and costs in future years.  See Management’s Financial Discussion and Analysis of Results of Operations included in the 2007 Annual Reports, for more information on current siting proceedings.

CONSTRUCTION PROGRAM

GENERAL

With input from its state utility commissions, the AEP System continuously assesses the adequacy of its generation, transmission, distribution and other facilities to plan and provide for the reliable supply of electric power and energy to its customers. In this assessment process, assumptions are continually being reviewed as new information becomes available, and assessments and plans are modified, as appropriate.  AEP forecasts $3.8 billion, $3.7 billion and $3.6 billion of construction expenditures, excluding AFUDC, for 2008, 2009 and 2010, respectively.  Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.

PROPOSED TRANSMISSION FACILITIES

Joint Venture in PJM

In June 2007 PJM authorized the construction of a major new transmission line to address the reliability and efficiency needs of the PJM system.  PJM has identified a need for a new line to be ready as early as 2012.  The line would be 765kV for most of its length and would run approximately 290 miles from APCo’s Amos substation in West Virginia to Allegheny Energy Inc.’s (“AYE”) proposed Kemptown station in north central Maryland.  In September 2007, AEP and AYE entered into a joint venture to construct, own and operate transmission facilities in the PJM region, including the Amos-to-Kemptown transmission line. In December 2007 the joint venture filed an application with the FERC for approval of a return on equity and formula rate for the Amos-to-Kemptown transmission line.  In addition to the rate recovery sought through the FERC, the joint venture will seek appropriate regulatory approvals from the appropriate state utility commissions. The total cost of the Amos-to-Kemptown line is estimated to be approximately $1.8 billion, and AEP’s estimated share will be approximately $600 million.  The joint venture will not be consolidated with AEP for financial or tax reporting purposes.  See Management’s Financial Discussion and Analysis of Results of Operations included in the 2007 Annual Reports, for more information.

Joint Venture in ERCOT

In January 2007, TCC entered into an agreement to establish a joint venture with MidAmerican Energy Holdings Company (“MidAmerican”) to fund, own and operate electric transmission assets in ERCOT.  In January 2007, a filing was made with the PUCT seeking regulatory approval to operate as an electric transmission utility in Texas, to transfer from TCC to the joint venture transmission assets and to establish a wholesale transmission tariff.  In December 2007, the PUCT issued an order on rehearing approving the transaction and initial tariffs; AEP and MidAmerican then closed the formation transactions. Subsidiaries of AEP and MidAmerican each hold a 50 percent equity interest in the joint venture.  The joint venture will not be consolidated with AEP for financial or tax reporting purposes.  See Management’s Financial Discussion and Analysis of Results of Operations and Note 8 to the consolidated financial statements, entitled Acquisitions, Dispositions, Discontinued Operations, Impairments and Assets Held for Sale, included in the 2007 Annual Reports, for more information.

PROPOSED GENERATION FACILITIES

IGCC Projects

An independent committee of AEP’s Board of Directors issued a landmark report in August 2004 called An Assessment of AEP’s Actions to Mitigate the Economic Impacts of Emissions Policies, the first of its kind in the United States.  It evaluated the economic risks to the company posed by emissions policies.  In conjunction with this report, we announced plans to construct a synthesis-gas-fired plant or plants for a total of approximately 1,200 MW of capacity in the next five to six years utilizing integrated gasification combined cycle (IGCC) technology.  These plans are contingent upon receiving adequate cost recovery through rates approved by the applicable commission before beginning construction.

Ohio IGCC Plant

In March 2005, CSPCo and OPCo filed a joint application with the PUCO seeking authority to recover costs related to building and operating a 629 MW IGCC power plant using clean-coal technology.  In June 2006, the PUCO issued an order approving a tariff to recover pre-construction costs, subject to refund.  In August 2006, intervenors filed four separate appeals of the PUCO’s order in the IGCC proceeding and this is being litigated before the Ohio Supreme Court.  Pending the outcome of the litigation, CSPCo and OPCo announced they would delay the start of construction of the IGCC plant.  Recent estimates of the cost to build this plant have escalated to $2.7 billion, based on an in service date of 2017.  See Management’s Financial Discussion and Analysis of Results of Operations and Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2007 Annual Reports, for more information.

West Virginia IGCC

In January 2006, APCo filed a petition with the WVPSC requesting its approval of a Certificate of Public Convenience and Necessity (CCN) to construct a proposed 629 MW IGCC plant.  The plant is to be built adjacent to APCo’s existing Mountaineer Generating Station in Mason County, WV for an estimated cost of $2.2 billion.  In June 2007, APCo filed a request with the Virginia SCC for a rate adjustment clause to recover a return on the plant.  Neither filing has yet been approved.  See Management’s Financial Discussion and Analysis of Results of Operations and Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2007 Annual Reports, for more information.

SWEPCo Projects

In May 2006, SWEPCo announced plans to construct new peaking and intermediate generation facilities that would be operational in 2008 and 2010.  Commercial operation of Units 3 and 4 at the gas–fired Mattison Plant began in July 2007, while Units 1 and 2 began commercial operation in December 2007.  In 2008, SWEPCo anticipates commencing construction of a 480 MW combined-cycle natural gas fired plant at its existing Arsenal Hill Power Plant in Shreveport, Louisiana (the “Stall Unit”).  Filings have been made with the PUCT, APSC and the LPSC seeking approvals to construct the Stall Unit.  The Stall Unit is estimated to cost $378 million, excluding AFUDC, and is expected to be operational in mid-2010.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2007 Annual Reports, for more information.

In August 2006, SWEPCo announced plans to build a new base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas named the John W. Turk, Jr. Power Plant (the “Turk Plant”).  SWEPCo submitted filings with the APSC, PUCT and LPSC seeking approvals to proceed with the Turk Plant.  SWEPCo anticipates owning 73% of the Turk Plant and will be the operator.   During 2007, SWEPCO signed joint ownership, construction and operations agreements with Oklahoma Municipal Power Authority, Arkansas Electric Cooperative Corporation and East Texas Electric Cooperative for the remaining 27% of the Turk Plant.  The Turk Plant is estimated to cost $1.3 billion with SWEPCo’s 73% portion estimated to cost $950 million, excluding AFUDC.  If approved on a timely basis, the Turk Plant is expected to be operational in 2012.  In November 2007, the APSC approved construction of the plant.  The remaining applications for approval are pending.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2007 Annual Reports, for more information.

PSO Projects

Pursuant to plans announced in March 2006, in 2007 PSO commenced construction of 170 MWs of peaking generation, comprised of two 85 MW simple-cycle natural gas combustion turbines, at each of its existing generation facilities in Jenks, Oklahoma (Riverside Station) and Anadarko, Oklahoma (Southwestern Station).  The peaking facilities are expected to be completed in 2008 at an aggregate cost of approximately $117 million and have been approved by the Oklahoma Corporation Commission (“OCC”).  In October, 2007 the OCC denied PSO’s and Oklahoma Gas and Electric Company’s (“OG&E”) request for pre-approval of a new 950 MW coal-fueled electricity generating unit near Red Rock, Oklahoma.  The joint venture between PSO and OG&E to construct the plant was subsequently terminated. See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2007 Annual Reports, for more information.

Other

Our significant planned environmental investments in emission control installations at existing coal-fired plants and our commitment to IGCC and ultra-supercritical technology reinforce our belief that coal will be a lower-emission domestic energy source of the future and further signals our commitment to invest in clean, environmentally safe technology.   For additional information regarding anticipated environmental expenditures, see Management’s Financial Discussion and Analysis of Results of Operations under the heading entitled Environmental Matters.

CONSTRUCTION EXPENDITURES

The following table shows construction expenditures (including environmental expenditures) during 2005, 2006 and 2007 and current estimates of 2008, 2009 and 2010 construction expenditures, in each case excluding AFUDC, capitalized interest and assets acquired under leases.

	2005 Actual		2006 Actual		2007 Actual		2008 Estimate	2009 Estimate	2010 Estimate
	(in thousands)
Total AEP System (a)	$2,501,600	(b)	$3,522,100	(c)	$3,402,900	(d)	$3,829,700	$3,749,900	$3,599,600
APCo	634,000		922,700		712,000		726,100	753,200	628,600
CSPCo	171,600		315,100		330,200		404,200	351,000	329,800
I&M	317,100		306,900		282,400		385,700	440,200	380,300
OPCo	733,400		968,700		805,400		634,700	591,100	549,900
PSO	139,700		245,200		302,600		276,500	363,300	463,300
SWEPCo	151,200		330,300		510,600		741,000	620,000	637,600

(a)	Includes expenditures of other subsidiaries not shown. The figures reflect construction expenditures, not investments in subsidiary companies. Excludes discontinued operations.
(b)	Excludes $293 million for the purchase of Ceredo (APCo) and Waterford (CSPCo) generating plants and Cash Flow Statement Adjustments (Statement of Cash Flow Including AFUDC Debt Equals $2,403,800)
(c)	Excludes Cash Flow Statement Adjustments (Statement of Cash Flow Including AFUDC Debt Equals $3,528,000)
(d)	Excludes $512 million for the purchase of Lawrenceburg, Dresden (AEGCo) and Darby (CSPCo) and Cash Flow Statement Adjustments (Statement of Cash Flow Including AFUDC Debt Equals $3,556,000)

The System construction program is reviewed continuously and is revised from time to time in response to changes in estimates of customer demand, business and economic conditions, the cost and availability of capital, environmental requirements and other factors. Changes in construction schedules and costs, and in estimates and projections of needs for additional facilities, as well as variations from currently anticipated levels of net earnings, Federal income and other taxes, and other factors affecting cash requirements, may increase or decrease the estimated capital requirements for the System’s construction program.

POTENTIAL UNINSURED LOSSES

Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to our generating plants and costs of replacement power. Unless allowed to be recovered through rates, future losses or liabilities which are not completely insured could have a material adverse effect on results of operations and the financial condition of AEP and other AEP System companies. For risks related to owning a nuclear generating unit, see Note 10 to the consolidated financial statements entitled Nuclear for information with respect to nuclear incident liability insurance.

ITEM 3.     LEGAL PROCEEDINGS

For a discussion of material legal proceedings, see Note 6 to the consolidated financial statements, entitled Commitments, Guarantees and Contingencies, incorporated by reference in Item 8.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS

AEP, APCo, OPCo and SWEPCo. None.

CSPCo, I&M and PSO. Omitted pursuant to Instruction I(2)(c).

EXECUTIVE OFFICERS OF THE REGISTRANTS

AEP.  The following persons are, or may be deemed, executive officers of AEP. Their ages are given as of February 1, 2008.

Name	Age	Office (a)
Michael G. Morris	61	Chairman of the Board, President and Chief Executive Officer
Nicholas K. Akins	47	Executive Vice President
Carl L. English	61	Chief Operating Officer
Thomas M. Hagan	63	Executive Vice President
John B. Keane	61	Senior Vice President, General Counsel and Secretary
Holly Keller Koeppel	49	Executive Vice President and Chief Financial Officer
Robert P. Powers	53	President-AEP Utilities
Stephen P. Smith	46	Senior Vice President
Brian X. Tierney	40	Executive Vice President—AEP East Utilities of AEPSC
Susan Tomasky	54	Executive Vice President

(a)
Before joining AEPSC in his current position in January 2004, Mr. Morris was Chairman of the Board, President and Chief Executive Officer of Northeast Utilities (1997-2003). Messrs. Akins, Hagan, Powers and Tierney and Ms. Tomasky and Ms. Koeppel have been employed by AEPSC or System companies in various capacities (AEP, as such, has no employees) for the past five years.  Messrs. Hagan and Powers, Ms. Koeppel and Ms. Tomasky became executive officers of AEP effective with their promotions to Executive Vice President on September 9, 2002, October 24, 2001, November 18, 2002 and January 26, 2000, respectively. As a result of AEP’s realignment of its executive management team in July 2004, Mr. Keane became an executive officer of AEP.  Before joining AEPSC in his current position in July 2004, Mr. Keane was President of Bainbridge Crossing Advisors.  Mr. English joined AEP as President-Utility Group and became an executive officer of AEP on August 1, 2004.  Before joining AEPSC in his current position in August 2004, Mr. English was President and Chief Executive Officer of Consumers Energy gas division (1999-2004).  Before joining AEPSC as Senior Vice President and Treasurer in 2003, Mr. Smith was President and Chief Operating Officer-Corporate Services for NiSource (1999-2003).  As a result of AEP’s realignment of management, Mr. Akins became an executive officer of AEP in August 2006; and Messrs. Smith and Tierney became executive officers of AEP in January 2008.  All of the above officers are appointed annually for a one-year term by the board of directors of AEP.

APCo, OPCo and SWEPCo.  The names of the executive officers of APCo, OPCo and SWEPCo, the positions they hold with these companies, their ages as of February 1, 2008, and a brief account of their business experience during the past five years appear below. The directors and executive officers of APCo, OPCo and SWEPCo are elected annually to serve a one-year term.

Name	Age	Position	Period
Michael G. Morris (a)(b)	61	Chairman of the Board, President, Chief Executive Officer and Director of AEP	2004-Present
		Chairman of the Board, Chief Executive Officer and Director of APCo, OPCo and SWEPCo	2004-Present
		Chairman of the Board, President and Chief Executive Officer of Northeast Utilities	1997-2003
Nicholas K. Akins (a)	47	Executive Vice President of AEP	2006-Present
		Executive Vice President-Generation and Director of AEPSC	2006-Present
		Vice President and Director of APCo and OPCo	2006-Present
		Director of SWEPCo	2006-Present
		President and Chief Operating Officer of SWEPCo	2004-2006
		Vice President-Energy Market Services of AEPSC	2002-2004
Carl L. English (c)	61	Chief Operating Officer	2008-Present
		President-AEP Utilities of AEP	2004-2007
		Director and Vice President of APCo, OPCo and SWEPCo	2004-Present
		President and Chief Executive Officer of Consumers Energy gas division	1999-2004
Thomas M. Hagan (d)	63	Executive Vice President of AEP	2006-Present
		Executive Vice President-AEP Utilities-West of AEPSC	2004-Present
		Vice Chairman of the Board of SWEPCo	2004-Present
		Vice President and Director of SWEPCo	2002-Present
		Vice President and Director of APCo and OPCo	2002-2004
		Executive Vice President-Shared Services of AEPSC	2002-2004
John B. Keane (e)	61	Senior Vice President, General Counsel and Secretary of AEP	2004-Present
		Director of APCo, OPCo and SWEPCo	2004-Present
		President of Bainbridge Crossing Advisors	2003-2004
Holly Keller Koeppel (a)	49	Executive Vice President and Chief Financial Officer of AEP	2006-Present
		Executive Vice President-AEP Utilities-East of AEPSC	2004-2006
		Vice President of APCo and OPCo	2003-Present
		Director of APCo and OPCo	2004-Present
		Chief Financial Officer of APCo, OPCo and SWEPCo	2006-Present
		Vice President and Director of SWEPCO	2006-Present
		Executive Vice President-Commercial Operations of AEPSC	2002-2004
Robert P. Powers (f)	53	President-AEP Utilities of AEP	2008-Present
		Executive Vice President of AEP	2004-2007
		Executive Vice President-AEP Utilities East of AEPSC	2006-2007
		Director of AEPSC	2001-Present
		Executive Vice President-Generation of AEPSC	2003-2006
		Director and Vice President of APCo and OPCo	2001-Present
		Director and Vice President of SWEPCo	2008-Present
		Executive Vice President-Nuclear Generation and Technical Services of AEPSC	2001-2003
Stephen P. Smith (g)	46	Senior Vice President—Shared Services of AEPSC	2008-Present
		Senior Vice President and Treasurer of AEP	2004-2007
		Vice President and Director of APCo, OPCo and SWEPCo	2004-Present
		Senior Vice President and Treasurer of AEPSC	2003-2007
		Treasurer of AEPSC, APCo, OPCo and SWEPCo	2003-2007
		President and Chief Operating Officer-Corporate Services for NiSource	1999-2003
Brian X. Tierney	40	Executive Vice President—AEP East Utilities of AEPSC	2008-Present
		Senior Vice President—Commercial Operations of AEPSC	2005-2007
		Senior Vice President— Energy Marketing of AEPSC	2003-2005
Susan Tomasky (c)	54	President, AEP Transmission of AEPSC	2008-Present
		Executive Vice President of AEP	2004-Present
		Executive Vice President-Shared Services of AEPSC	2006-2007
		Chief Financial Officer and Vice President of AEP	2001-2006
		Executive Vice President-Chief Financial Officer of AEPSC	2004-2006
		Director of AEPSC	1998-Present
		Vice President and Director of APCo, OPCo and SWEPCo	2000-Present
		Executive Vice President-Policy, Finance and Strategic Planning of AEPSC	2001-2004

(a)	Messrs. Morris and Akins and Ms. Koeppel are directors of CSPCo, I&M and PSO.
(b)	Mr. Morris is a director of Alcoa, Inc., Cincinnati Bell, Inc. and The Hartford Financial Services Group, Inc.
(c)	Mr. English and Ms. Tomasky are directors of CSPCo, I&M and PSO.
(d)	Mr. Hagan is a director of PSO, and is an executive officer of AEP and SWEPCo.
(e)	Mr. Keane is a director of CSPCo and KPCo.
(f)	Mr. Powers is a director of CSPCo, I&M and PSO.
(g)	Mr. Smith is a director of CSPCo and KPCo.

APCo:
Name	Age	Position	Period
Dana E. Waldo	56	President and Chief Operating Officer of APCo	2004-Present
		President and Chief Executive Officer of West Virginia Roundtable	1999-2004

OPCo:
Name	Age	Position	Period
Joseph Hamrock	44	President and Chief Operating Officer of CSPCo and OPCo	2008-Present
		Senior Vice President and Chief Information Officer of AEPSC	2003-2007

SWEPCo:
Name	Age	Position	Period
Venita McCellon-Allen	48	President and Chief Operating Officer of SWEPCo	2006-Present
		Director and Senior Vice President-Shared Services of AEPSC	2004-2006
		Director of APCo, I&M, OPCo and SWEPCo	2004-2006
		Senior Vice President-Human Resources for Baylor Health Care Systems	2000-2004

PART II

ITEM 5.     MARKET FOR REGISTRANTS’ COMMON EQUITY,
RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

AEP. The information required by this item is incorporated herein by reference to the material under AEP Common Stock and Dividend Information in the 2007 Annual Report.

APCo, CSPCo, I&M, OPCo, PSO and SWEPCo. The common stock of these companies is held solely by AEP. The amounts of cash dividends on common stock paid by these companies to AEP during 2007, 2006 and 2005 are incorporated by reference to the material under Statements of Changes in Common Shareholder’s Equity and Comprehensive Income (Loss) in the 2007 Annual Reports.

The following table provides information about purchases by AEP (or its publicly-traded subsidiaries) during the quarter ended December 31, 2007 of equity securities that are registered by AEP (or its publicly-traded subsidiaries) pursuant to Section 12 of the Exchange Act:

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/07 – 10/31/07	-	$-	-	$-
11/01/07 – 11/30/07	-	-	-	-
12/01/07 – 12/31/07	-	-	-	-
Total	-	$-	-	$-

ITEM 6.     SELECTED FINANCIAL DATA

CSPCo, I&M and, PSO.  Omitted pursuant to Instruction I(2)(a).

AEP, APCo, OPCo and SWEPCo.  The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the 2007 Annual Reports.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

APCo, CSPCo, I&M, OPCo, PSO and SWEPCo.  Omitted pursuant to Instruction I(2)(a). Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Financial Discussion and Analysis of Results of Operations in the 2007 Annual Reports.

AEP, APCo, OPCo and SWEPCo.  The information required by this item is incorporated herein by reference to the material under Management’s Financial Discussion and Analysis of Results of Operations in the 2007 Annual Reports.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

AEP, APCo, CSPCo, I&M, OPCo, PSO and SWEPCo. The information required by this item is incorporated herein by reference to the material under Management’s Financial Discussion and Analysis of Results of Operations in the 2007 Annual Reports.

ITEM 8.     FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

AEP, APCo, CSPCo, I&M, OPCo, PSO and SWEPCo. The information required by this item is incorporated herein by reference to the financial statements and financial statement schedules described under Item 15 herein.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

AEP, APCo, CSPCo, I&M, OPCo, PSO and SWEPCo.     None.

ITEM 9A.     CONTROLS AND PROCEDURES

During 2007, management, including the principal executive officer and principal financial officer of each of American Electric Power Company, Inc., Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (each a “Registrant” and collectively the “Registrants”) evaluated each respective Registrant’s disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to each Registrant’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2007, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

There have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

Management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2007. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2007 and, therefore, concluded that each Registrant’s internal control over financial reporting was effective.

Additional information required by this item of the Registrants is incorporated by reference to Management’s Report on Internal Control over Financial Reporting, included in the 2007 Annual Report of each Registrant.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS
AND CORPORATE GOVERNANCE

CSPCo, I&M and PSO. Omitted pursuant to Instruction I(2)(c).

AEP:

Directors, Director Nomination Process and Audit Committee.  The information required by this item concerning directors and nominees for election as directors at AEP’s annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3)) and the audit committee (Item 407(d)(4) and (d)(5)) is incorporated herein by reference to information contained in the definitive proxy statement of AEP for the 2008 annual meeting of shareholders.

Executive Officers.  Reference also is made to the information under the caption Executive Officers of the Registrants in Part I, Item 4 of this report.

Code of Ethics.  AEP’s Principles of Business Conduct is the code of ethics that applies to AEP’s Chief Executive Officer, Chief Financial Officer and principal accounting officer. The Principles of Business Conduct is available on AEP’s website at www.aep.com. The Principles of Business Conduct will be made available, without charge, in print to any shareholder who requests such document from Investor Relations, American Electric Power Company, Inc., 1 Riverside Plaza, Columbus, Ohio  43215.

If any substantive amendments to the Principles of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of the Principles of Business Conduct, to its Chief Executive Officer, Chief Financial Officer or principal accounting officer, AEP will disclose the nature of such amendment or waiver on AEP’s website, www.aep.com, or in a report on Form 8-K.

Beneficial Ownership Reporting Compliance.  The information required by this item is incorporated herein by reference to information contained in the definitive proxy statement of AEP for the 2008 annual meeting of shareholders.

APCo and OPCo:

Directors and Executive Officers.  The information required by this item is incorporated herein by reference to the information in the definitive information statement of each company for the 2008 annual meeting of stockholders. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I, Item 4 of this report.

Audit Committee.  Each of APCo and OPCo is a controlled subsidiary of AEP and does not have a separate audit committee.

Code of Ethics.  AEP’s Principles of Business Conduct is the code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and principal accounting officer of APCo and OPCo. The discussion of AEP’s Principles of Business Conduct above is incorporated herein by reference.  If any substantive amendments to the Principles of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of the Principles of Business Conduct, to the Chief Executive Officer, Chief Financial Officer or principal accounting officer of APCo or OPCo, as applicable, that company will disclose the nature of such amendment or waiver on AEP’s website, www.aep.com, or in a report on Form 8-K.

SWEPCo:

Directors and Executive Officers.  The names of the directors and executive officers of SWEPCo, the positions they hold with SWEPCo, their ages as of February 1, 2008, and a brief account of their business experience during the past five years appear below or under the caption Executive Officers of the Registrants in Part I, Item 4 of this report.

Name	Age	Position	Period
Dennis E. Welch (a)	56	Executive Vice President, Environment, Safety, Health and Facilities of AEPSC	2008-Present
		Executive Vice President of AEP	2008-Present
		Senior Vice President of AEP	2005-2007
		Director of APCo, OPCo and SWEPCo	2005-Present
		Senior Vice President-Environment and Safety and Director of AEPSC	2005-Present
		President of Yankee Gas Services Company	2001-2005

(a)           Mr. Welch is a director of CSPCo and KPCo.

Audit Committee.  SWEPCo is a controlled subsidiary of AEP and does not have a separate audit committee.

Code of Ethics.  AEP’s Principles of Business Conduct is the code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and principal accounting officer of SWEPCo. The discussion of AEP’s Principles of Business Conduct above is incorporated herein by reference.  If any substantive amendments to the Principles of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of the Principles of Business Conduct, to its Chief Executive Officer, Chief Financial Officer or principal accounting officer, SWEPCo will disclose the nature of such amendment or waiver on AEP’s website, www.aep.com, or in a report on Form 8-K.

ITEM 11.     EXECUTIVE COMPENSATION

CSPCo, I&M and PSO.  Omitted pursuant to Instruction I(2)(c).

AEP. The information required by this item is incorporated herein by reference to the material under Directors Compensation and Stock Ownership, Executive Compensation and the performance graph of the definitive proxy statement of AEP for the 2008 annual meeting of shareholders.

APCo and OPCo. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of each company for the 2008 annual meeting of stockholders.

SWEPCo. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive proxy statement of AEP for the 2008 annual meeting of shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

CSPCo, I&M and PSO Omitted pursuant to Instruction I(2)(c).

AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP for the 2008 annual meeting of shareholders.

APCo and OPCo. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of each company for the 2008 annual meeting of stockholders.

SWEPCo. All 7,536,640 outstanding shares of Common Stock, $18 par value, of SWEPCo are directly and beneficially held by AEP. Holders of the Cumulative Preferred Stock of SWEPCo generally have no voting rights, except with respect to certain corporate actions and in the event of certain defaults in the payment of dividends on such shares.

The table below shows the number of shares of AEP Common Stock and stock-based units that were beneficially owned, directly or indirectly, as of January 1, 2008, by each director and nominee of SWEPCo and each of the executive officers of SWEPCo named in the summary compensation table, and by all directors and executive officers of SWEPCo as a group. It is based on information provided to SWEPCo by such persons. No such person owns any shares of any series of the Cumulative Preferred Stock of SWEPCo. Unless otherwise noted, each person has sole voting power and investment power over the number of shares of AEP Common Stock and stock-based units set forth opposite his or her name. Fractions of shares and units have been rounded to the nearest whole number.

Name	Shares (a)		Stock Units (b)	Total
Nicholas K. Akins	5,900		12,686	18,586
Carl L. English	20,899		55,997	76,896
Thomas M. Hagan	104,385		29,980	134,365
John B. Keane	11,071		28,671	39,742
Holly Keller Koeppel	1,775		34,788	36,563
Venita McCellon-Allen	7,398		29,493	36,891
Michael G. Morris	444,950	(c)	164,893	609,843
Robert P. Powers	46,738		35,793	82,531
Stephen P. Smith	18,493		10,156	28,649
Susan Tomasky	4,370		104,109	108,479
Dennis E. Welch	6,666		25,943	32,609
All Directors and Executive Officers	672,645	(d)	532,509	1,205,154

AEP Retirement Savings Plan
Name	(Share Equivalents)
Nicholas K. Akins	—
Carl L. English	—
Thomas M. Hagan	5,892
John B. Keane	—
Holly Keller Koeppel	275
Venita McCellon-Allen	—
Michael G. Morris	—
Robert P. Powers	737
Stephen P. Smith	—
Susan Tomasky	4,370
Dennis E. Welch	—
All Directors and Executive Officers	11,274

With respect to the share equivalents held in the AEP Retirement Savings Plan, such persons have sole voting power, but the investment/disposition power is subject to the terms of the Plan. Also, includes the following numbers of shares attributable to options exercisable within 60 days:  Mr. Akins, 5,900; Mr. Hagan, 88,000; Mr. Morris, 149,000; Mr. Powers, 46,001;  Mr. Smith, 15,650; and Mr. Welch, 6,666.

  (a)   Includes share equivalents held in the AEP Retirement Savings Plan in the amounts listed.
(b)	This column includes amounts deferred in stock units and held under AEP’s various director and officer benefit plans.
(c)	Represents less than 1% of the total number of shares outstanding.
  (d)   Includes restricted shares with different vesting schedules and accrued dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,196,181	$32.63	17,602,275
Equity compensation plans not approved by security holders	0	0	0
Total	1,196,181	$32.63	17,602,275

(1)
Consists of shares to be issued upon exercise of outstanding options granted under the Amended and Restated American Electric Power System Long-Term Incentive Plan and the CSW 1992 Long-Term Incentive Plan (CSW Plan).  The CSW Plan was in effect prior to the consummation of the AEP-CSW merger. All unexercised options granted under the CSW Plan were converted into 0.6 options to purchase AEP common shares, vested on the merger date and will expire ten years after their grant date. No additional options will be issued under the CSW Plan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CSPCo, I&M and PSO:  Omitted pursuant to Instruction I(2)(c).

AEP:  The information required by this item is incorporated herein by reference to the definitive proxy statement of AEP for the 2008 annual meeting of shareholders.

APCo, OPCo and SWEPCo:     Certain Relationships and Related Transactions.  None.
Director Independence.  None of the directors of APCo, OPCo or SWEPCo is independent because each director is either (i) an officer of the company in which each serves as director, or (ii) an officer of AEP.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

AEP.  The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of AEP’s annual financial statements for the years ended December 31, 2007 and December 31, 2006, and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2007	2006
Audit Fees (1)	$11,747,000	$12,644,000
Audit-Related Fees (2)	1,456,000	1,035,000
Tax Fees (3)	1,820,000	703,000
TOTAL	$15,023,000	$14,382,000

(1)
Audit fees in 2006 and 2007 consisted primarily of fees related to the audit of the Company’s annual consolidated financial statements, including each registrant subsidiary.  Audit fees also included auditing procedures performed in accordance with Sarbanes-Oxley Act Section 404 and the related Public Company Accounting Oversight Board Auditing Standard Number 5 regarding the Company’s internal control over financial reporting.  This category also includes work generally only the independent registered public accounting firm can reasonably be expected to provide. The reduction from 2006 relates primarily to efficiencies enabled by the aforementioned auditing standard.

(2)	Audit related fees consisted principally of regulatory, statutory, employee benefit plan audits, and audit-related work in connection with acquisitions, dispositions, and new ventures.

(3)
Tax fees consisted principally of tax compliance services.  Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings.  The increase from 2006 relates primarily to assisting the Company in connection with an approved change in accounting method from the Internal Revenue Service.

APCo and OPCo. The information required by this item is incorporated herein by reference to the definitive information statement of each company for the 2008 annual meeting of stockholders.

CSPCo, I&M and PSO and SWEPCo.

Each of the above is a wholly-owned subsidiary of AEP and does not have a separate audit committee. A description of the AEP Audit Committee pre-approval policies, which apply to these companies, is contained in the definitive proxy statement of AEP for the 2008 annual meeting of shareholders. The following table presents directly billed fees for professional services rendered by Deloitte & Touche LLP for the audit of these companies’ annual financial statements for the years ended December 31, 2006 and 2007, and fees directly billed for other services rendered by Deloitte & Touche LLP during those periods.  Deloitte & Touche LLP also provides additional professional and other services to the AEP System, the cost of which may ultimately be allocated to these companies though not billed directly to them. For a description of these fees and services, see the definitive proxy statement of AEP for the 2008 annual meeting of shareholders.

	CSPCo		I&M
	2007	2006	2007	2006
Audit Fees	$1,333,878	$1,417,304	$1,653,620	$1,544,365
Audit-Related Fees	51,072	31,755	67,010	248,233
Tax Fees	58,621	22,913	67,071	26,216
TOTAL	$1,443,571	$1,471,972	$1,787,701	$1,818,814

	PSO		SWEPCo
	2007	2006	2007	2006
Audit Fees	$807,663	$643,041	$915,937	$745,835
Audit-Related Fees	31,855	16,772	36,252	87,657
Tax Fees	48,108	18,804	56,628	22,134
TOTAL	$887,626	$678,617	$1,008,817	$855,626

 PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

1. Financial Statements:
The following financial statements have been incorporated herein by reference pursuant to Item 8.
AEP and Subsidiary Companies:
Reports of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005; Consolidated Balance Sheets as of December 31, 2007 and 2006; Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005; Consolidated Statements of Changes in Common Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005; Notes to Consolidated Financial Statements.

APCo, CSPCo, I&M, OPCo, SWEPCo
Consolidated Statements of Income (or Statements of Operations) for the years ended December 31, 2007, 2006 and 2005; Consolidated Statements of Changes in Common Shareholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005; Consolidated Balance Sheets as of December 31, 2007 and 2006; Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005; Notes to Financial Statements of Registrant Subsidiaries; Report of Independent Registered Public Accounting Firm.

PSO:
Statements of Income (or Statements of Operations) for the years ended December 31, 2007, 2006 and 2005; Statements of Changes in Common Shareholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005; Balance Sheets as of December 31, 2007 and 2006; Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005; Notes to Financial Statements of Registrant Subsidiaries; Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules:
Financial Statement Schedules are listed in the Index to Financial Statement Schedules (Certain schedules have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not applicable). Report of Independent Registered Public Accounting Firm.

3. Exhibits:
Exhibits for AEP, APCo, CSPCo, I&M, OPCo, PSO and SWEPCo are listed in the Exhibit Index and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Electric Power Company, Inc.

By:	/s/ Holly Keller Koeppel
(Holly Keller Koeppel, Executive Vice President
and Chief Financial Officer)

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

(i) Principal Executive Officer:

	/s/ Michael G. Morris	Chairman of the Board, President,	February 28, 2008
	(Michael G. Morris)	Chief Executive Officer
And Director

(ii) Principal Financial Officer:

	/s/ Holly Keller Koeppel	Executive Vice President and	February 28, 2008
	(Holly Keller Koeppel)	Chief Financial Officer

(iii) Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Senior Vice President, Controller and	February 28, 2008
	(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*E. R. Brooks
*Donald M. Carlton
*Ralph D. Crosby, Jr.
*John P. DesBarres
*Robert W. Fri
*Linda A. Goodspeed
*Thomas E. Hoaglin
*William R. Howell
*Lester A. Hudson, Jr.
*Lionel L. Nowell, III
*Richard L. Sandor
*Donald G. Smith
*Kathryn D. Sullivan

*By:	/s/ Holly Keller Koeppel		February 28, 2008
(Holly Keller Koeppel, Attorney-in-Fact)

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Public Service Company of Oklahoma
Southwestern Electric Power Company

By:	/s/ Holly Keller Koeppel
(Holly Keller Koeppel, Vice President and Chief Financial Officer)

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date

(i) Principal Executive Officer:

	/s/ Michael G. Morris	Chairman of the Board,	February 28, 2008
	(Michael G. Morris)	Chief Executive Officer and Director

(ii) Principal Financial Officer:

	/s/ Holly Keller Koeppel	Vice President,	February 28, 2008
	(Holly Keller Koeppel)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and	February 28, 2008
	(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*Nicholas K. Akins
*Carl L. English
*Thomas M. Hagan
*John B. Keane
*Robert P. Powers
*Stephen P. Smith
*Susan Tomasky
*Dennis E. Welch

*By:	/s/ Holly Keller Koeppel		February 28, 2008
(Holly Keller Koeppel, Attorney-in-Fact)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Appalachian Power Company
Columbus Southern Power Company
Ohio Power Company

By:	/s/ Holly Keller Koeppel
(Holly Keller Koeppel, Vice President and Chief Financial Officer)

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date

(i) Principal Executive Officer:

	/s/ Michael G. Morris	Chairman of the Board,	February 28, 2008
	(Michael G. Morris)	Chief Executive Officer and Director

(ii) Principal Financial Officer:

	/s/ Holly Keller Koeppel	Vice President,	February 28, 2008
	(Holly Keller Koeppel)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and	February 28, 2008
	(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*Nicholas K. Akins
*Carl L. English
*John B. Keane
*Robert P. Powers
*Stephen P. Smith
*Susan Tomasky
*Brian X. Tierney
*Dennis E. Welch

*By:	/s/ Holly Keller Koeppel		February 28, 2008
(Holly Keller Koeppel, Attorney-in-Fact)

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

Indiana Michigan Power Company

By:	/s/ Holly Keller Koeppel
(Holly Keller Koeppel Vice President and Chief Financial Officer)

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date

(i) Principal Executive Officer:

	/s/ Michael G. Morris	Chairman of the Board,	February 28, 2008
	(Michael G. Morris)	Chief Executive Officer and Director

(ii) Principal Financial Officer:

	/s/ Holly Keller Koeppel	Vice President,	February 28, 2008
	(Holly Keller Koeppel)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and	February 28, 2008
	(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*Nicholas K. Akins
*Carl L. English
*Allen R. Glassburn
*Joann M. Grevenow
*Patrick C. Hale
*Marc E. Lewis
*Helen J. Murray
*Robert P. Powers
*Susanne M. Moorman Rowe
*Susan Tomasky

*By:	/s/ Holly Keller Koeppel		February 28, 2008
(Holly Keller Koeppel, Attorney-in-Fact)

INDEX TO FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following financial statement schedules are included in this report:

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES Schedule II — Valuation and Qualifying Accounts and Reserves
APPALACHIAN POWER COMPANY AND SUBSIDIARIES Schedule II — Valuation and Qualifying Accounts and Reserves
COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES Schedule II — Valuation and Qualifying Accounts and Reserves
INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES Schedule II — Valuation and Qualifying Accounts and Reserves
OHIO POWER COMPANY CONSOLIDATED Schedule II — Valuation and Qualifying Accounts and Reserves
PUBLIC SERVICE COMPANY OF OKLAHOMA Schedule II — Valuation and Qualifying Accounts and Reserves
SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED Schedule II — Valuation and Qualifying Accounts and Reserves

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of American Electric Power Company, Inc. and subsidiary companies (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company's internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 28, 2008 (which reports express unqualified opinions and, with respect to the report on the consolidated financial statements, includes an explanatory paragraph concerning the adoption of new accounting pronouncements in 2005, 2006, and 2007); such consolidated financial statements and reports are included in your 2007 Annual Report and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of Appalachian Power Company and subsidiaries, Columbus Southern Power Company and subsidiaries, Indiana Michigan Power Company and subsidiaries, Ohio Power Company Consolidated, Public Service Company of Oklahoma and Southwestern Electric Power Company Consolidated (collectively the “Companies”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our reports thereon dated February 28, 2008 (which reports express unqualified opinions and include an explanatory paragraph concerning the adoption of new accounting pronouncements in 2005, 2006 and 2007 where applicable); such financial statements and reports are included in your 2007 Annual Reports and are incorporated herein by reference.  Our audits also included the financial statement schedules of the Companies listed in Item 15.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 28, 2008

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2007	$29,828	$46,234	$1,311	$25,327	$52,046
Year Ended December 31, 2006	30,553	29,831	1,001	31,557	29,828
Year Ended December 31, 2005	77,175	27,384	24	74,030	30,553

	(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2007	$4,334	$12,501	$1,205	$4,092	$13,948
Year Ended December 31, 2006	1,805	4,012	999	2,482	4,334
Year Ended December 31, 2005	5,561	3,304	21	7,081	1,805

	(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

COLUMBUS SOUTHERN POWER COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2007	$546	$2,017	$-	$-	$2,563
Year Ended December 31, 2006	1,082	189	-	725	546
Year Ended December 31, 2005	674	408	-	-	1,082

	(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

INDIANA MICHIGAN POWER COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2007	$601	$2,137	$-	$27	$2,711
Year Ended December 31, 2006	898	208	-	505	601
Year Ended December 31, 2005	187	819	-	108	898

	(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

OHIO POWER COMPANY CONSOLIDATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2007	$824	$2,666	$-	$94	$3,396
Year Ended December 31, 2006	1,517	243	-	936	824
Year Ended December 31, 2005	93	1,425	-	1	1,517

	(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

PUBLIC SERVICE COMPANY OF OKLAHOMA
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2007	$5	$-		$-	$5	$-
Year Ended December 31, 2006	240	(81	) (c)	-	154	5
Year Ended December 31, 2005	76	164		-	-	240

	(a) Recoveries on accounts previously written off.
	(b) Uncollectible accounts written off.
	(c) Includes a credit of $81 thousand from a true-up adjustment as a result of changes to the System Integration Agreement and the CSW Operating Agreement.

SOUTHWESTERN ELECTRIC POWER COMPANY CONSOLIDATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2007	$130	$23		$-	$10	$143
Year Ended December 31, 2006	548	(37	) (c)	-	381	130
Year Ended December 31, 2005	45	534		-	31	548

	(a) Recoveries on accounts previously written off.
	(b) Uncollectible accounts written off.
	(c) Includes a credit of $95 thousand from a true-up adjustment as a result of changes to the System Integration Agreement and the CSW Operating Agreement.

EXHIBIT INDEX

The documents listed below are being filed or have previously been filed on behalf of the Registrants shown and are incorporated herein by reference to the documents indicated and made a part hereof.  Exhibits (“Ex”) not identified as previously filed are filed herewith.  Exhibits, designated with a dagger (†), are management contracts or compensatory plans or arrangements required to be filed as an Exhibit to this Form pursuant to Item 14(c) of this report.

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
REGISTRANT: AEP‡ File No. 1-3525
3(a)	Composite of the Restated Certificate of Incorporation of AEP, dated January 13, 1999.	1998 Form 10-K, Ex 3(c)
*3(b)	Composite By-Laws of AEP, as amended as of December 12, 2007.
4(a)	Indenture (for unsecured debt securities), dated as of May 1, 2001, between AEP and The Bank of New York, as Trustee.	Registration Statement No. 333-86050, Ex 4(a)(b)(c) Registration Statement No. 333-105532, Ex 4(d)(e)(f)
4(b)	Purchase Agreement dated as of March 8, 2005, between AEP and Merrill Lynch International.	Form 10-Q, Ex 4(a), March 31, 2005
10(a)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, OPCo and I&M and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) 1990 Form 10-K, Ex 10(a)(3)
10(b)	Restated and Amended Operating Agreement, among PSO, SWEPCo and AEPSC, Issued on February 10, 2006, Effective May 1, 2006.	2002 Form 10-K, Ex 10(b) Form 10-Q, Ex 10(b), March 31, 2006
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended.	1985 Form 10-K, Ex 10(b) 1988 Form 10-K, Ex 10(b)(2)
10(d)	Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.	2002 Form 10-K, Ex 10(d)
10(e)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(e)(1)
10(e)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(e)(2)
10(e)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(e)(3)
10(f)	Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32752, Ex 28(c)(1-6)(C) Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) AEGCo 1993 Form 10-K, Ex 10(c)(1-6)(B) I&M 1993 Form 10-K, Ex 10(e)(1-6)(B)
10(g)	Lease Agreement dated January 20, 1995 between OPCo and JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested).	OPCo 1994 Form 10-K, Ex 10(l)(2)
10(h)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	1996 Form 10-K, Ex 10(l)
10(i)	Consent Decree with U.S. District Court	Form 8-K, Item 8.01 dated October 9, 2007
†10(j)	AEP Accident Coverage Insurance Plan for Drectors.	1985 Form 10-K, Ex 10(g)
†10(k)(1)	AEP Retainer Deferral Plan for Non-Employee Directors, effective January 1, 2005, as amended February 9, 2007.	2006 Form 10-K, Ex 10(j)(i)
†10(k)(2)	AEP Stock Unit Accumulation Plan for Non-Employee Directors, as amended.	2003 Form 10-K, Ex 10(k)(2)
†10(k)(2)(A)	First Amendment to AEP Stock Unit Accumulation Plan for Non-Employee Directors dated as of February 9, 2007.	2006 Form 10-K, Ex 10(j)(2)(A)
†10(l)(1)(A)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2001.	2000 Form 10-K, Ex 10(j)(1)(A)
†10(l)(1)(B)	Guaranty by AEP of AEPSC Excess Benefits Plan.	1990 Form 10-K, Ex 10(h)(1)(B)
†10(l)(1)(C)	First Amendment to AEP System Excess Benefit Plan, dated as of March 5, 2003.	2002 Form 10-K, Ex 10(1)(1)(c)
†10(l)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2005 (Non-Qualified), as amended December 28, 2006.	2006 Form 10-K, Ex 10(k)(2)
†10(l)(3)	Service Corporation Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3)
†10(m)(1)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(m)(1)
†10(m)(2)	Memorandum of agreement between Susan Tomasky and AEPSC dated January 3, 2001.	2000 Form 10-K, Ex 10(s)
†10(m)(3)	Letter Agreement dated June 23, 2000 between AEPSC and Holly K. Koeppel.	2002 Form 10-K, Ex 10(m)(3)(A)
†10(m)(4)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)
†10(m)(5)	Letter Agreements dated June 4, 2004 and June 9, 2004 between AEPSC and Carl English.	Form 10-Q, Ex 10(b), September 30, 2004
†10(m)(6)	Letter Agreements dated June 14, 2004 and June 17, 2004 between AEPSC and John B. Keane.	2006 Form 10-K, Ex 10(l)(6)
†10(n)	AEP System Senior Officer Annual Incentive Compensation Plan, amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(o)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998
†10(o)(2)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)
†10(p)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2005, as amended December 28, 2006.	2006 Form 10-K, Ex 10(o)l
†10(q)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(r)
†10(r)	Nuclear Key Contributor Retention Plan dated May 1, 2000.	2002 Form 10-K, Ex 10(s)
*†10(s)	AEP Change In Control Agreement, effective January 1, 2008.
†10(t)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 8-K, Item 1.01, dated April 26, 2005
*†10(t)(1)(A)	First Amendment to Amended and Restated AEP System Long-Term Incentive Plan.
†10(t)(2)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(c), September 30, 2004
†10(t)(3)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 31, 2005
†10(t)(4)	AEP System Stock Ownership Requirement Plan, (as Amended and Restated Effective January 1, 2005), as amended December 28, 2006.	2006 Form 10-K, Ex 10(s)(4)
†10(u)(1)	Central and South West System Special Executive Retirement Plan as amended and restated effective July 1, 1997.	CSW 1998 Form 10-K, Ex 18, File No. 1-1443
†10(u)(2)	Certified Board Resolutions of AEP Utilities, Inc. (formerly CSW) of July 16, 1996.	2003 Form 10-K, Ex 10(v)(3)
†10(u)(3)	Central and South West Corporation Executive Deferred Savings Plan as amended and restated effective as of January 1, 1997.	CSW 1998 Form 10-K, Ex 24, File No. 1-1443
*12	Statement re: Computation of Ratios
*13	Copy of those portions of the AEP 2006 Annual Report (for the fiscal year ended December 31, 2006) which are incorporated by reference in this filing.
*21	List of subsidiaries of AEP.
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: APCo‡ File No. 1-3457
3(a)	Composite of the Restated Articles of Incorporation of APCo, amended as of March 7, 1997.	1996 Form 10-K, Ex 3(d)
*3(b)	Composite By-Laws of APCo, amended as of February 26, 2008.
4(a)	Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The Bank of New York, As Trustee.
Registration Statement No. 333-45927, Ex 4(a)(b)
Registration Statement No. 333-49071, Ex 4(b)
Registration Statement No. 333-84061, Ex 4(b)(c)
Registration Statement No. 333-100451, Ex 4(b)(c)(d)
Registration Statement No. 333-116284, Ex 4(b)(c)
Registration Statement No. 333-123348, Ex 4(b)(c)
Registration Statement No. 333-136432, Ex 4(b)(c)(d)

4(b)	Company Order and Officer’s Certificate to The Bank of New York, dated August 17, 2007 establishing terms of 5.65% Senior Notes Series O due 2012 and 6.70% Senior Notes Series P due 2037.	Form 8-K, Ex 4(a) dated August 17, 2007
10(a)(1)
Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended.

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B) Registration Statement No 2-66301, Ex 5(a)(1)(C) Registration Statement No. 2-67728, Ex 5(a)(1)(D)
1989 Form 10-K, Ex 10(a)(1)(F)
1992 Form 10-K, Ex 10(a)(1)(B)

10(a)(2)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended March 13, 2006.	Registration Statement No. 2-60015, Ex 5(c) Registration Statement No. 2-67728, Ex 5(a)(3)(B) 1992 Form 10-K, Ex 10(a)(2)(B) 2005 Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended.	Registration Statement No. 2-60015, Ex 5(e)
10(b)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, OPCo and I&M and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) AEP 1990 Form 10-K, Ex 10(a)(3), File No. 1-3525
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended.	AEP 1985 Form 10-K, Ex 10(b) AEP 1988 Form 10-K, Ex 10(b)(2)
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(3)
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	AEP 1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court	Form 8-K, Item 8.01 dated October 9, 2007
†10(g)	AEP System Senior Officer Annual Incentive Compensation Plan amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(h)(1)(A)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2001.	AEP 2000 Form 10-K, Ex 10(j)(1)(A), File No. 1-3525
†10(h)(1)(B)	First Amendment to AEP System Excess Benefit Plan, dated as of March 5, 2003.	2002 Form 10-K, Ex 10(h)(1)(B)
†10(h)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2005 (Non-Qualified), as amended December 28, 2006.	2006 Form 10-K, Ex 10(g)(2)
†10(h)(3)	Umbrella Trust for Executives.	AEP 1993 Form 10-K, Ex 10(g)(3), File No. 1-3525
†10(i)(1)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(i)(1)
†10(i)(2)	Memorandum of Agreement between Susan Tomasky and AEPSC dated January 3, 2001.	AEP 2000 Form 10-K, Ex 10(s), File No. 1-3525
†10(i)(3)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(i)(3)
†10(i)(4)	Letter Agreements dated June 4, 2004 and June 9, 2004 between AEPSC and Carl English.	AEP Form 10-Q, Ex 10(b), September 30, 2004
†10(i)(5)	Letter Agreements dated June 14, 2004 and June 17, 2004 between AEPSC and John B. Keane.	2006 Form 10-K, Ex 10(h)(5)
†10(j)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	AEP Form 10-Q, Ex 10, September 30, 1998, File No. 1-3525
†10(i)(j)(2)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(j)(2)
*†10(k)	AEP Change In Control Agreement, effective January 1, 2008.
†10(l)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 8-K, Ex 10.1, dated April 26, 2005
*10(l)(1)(A)	First Amendment to Amended and Restated AEP System Long-Term Incentive Plan.
†10(l)(2)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	AEP Form 10-Q, Ex 10(c), dated November 5, 2004
†10(l)(3)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	AEP Form 10-Q, Ex 10(a), March 31, 2005
†10(l)(4)	AEP System Stock Ownership Requirement Plan, (as Amended and Restated Effective January 1, 2005), as amended December 28, 2006	2006 Form 10-K, Ex 10(k)(4)
†10(m)(1)	Central and South West System Special Executive Retirement Plan as amended and restated effective July 1, 1997.	CSW 1998 Form 10-K, Ex 18, File No. 1-1443
†10(m)(2)	Certified Board Resolutions of AEP Utilities, Inc. (formerly CSW) of July 16, 1996.	2003 Form 10-K, Ex 10(n)(3)
†10(n)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2005, as amended December 28, 2006.	2006 Form 10-K, Ex 10(m)
†10(o)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(p)
†10(p)	Nuclear Key Contributor Retention Plan dated May 1, 2000.	2002 Form 10-K, Ex 10(q)
*12	Statement re: Computation of Ratios
*13	Copy of those portions of the APCo 2007 Annual Report (for the fiscal year ended December 31, 2007) which are incorporated by reference in this filing.
21	List of subsidiaries of APCo	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: CSPCo‡ File No. 1-2680
3(a)	Composite of Amended Articles of Incorporation of CSPCo, dated May 19, 1994.	1994 Form 10-K, Ex 3(c)
3(b)	Code of Regulations and By-Laws of CSPCo.	1987 Form 10-K, Ex 3(d)
4(a)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between CSPCo and Bankers Trust Company, as Trustee.	Registration Statement No. 333-54025, Ex 4(a)(b)(c)(d) Registration Statement No. 333-128174, Ex 4(b)(c)(d)
4(c)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between CSPCo and Bank One, N.A., as Trustee.	Registration Statement No. 333-128174, Ex 4(e)(f)(g)
4(b)	Company Order and Officer’s Certificate to Deutsche Bank Trust Company Americas, dated October 14, 2005, establishing terms of 5.85% senior Notes, Series F, due 2035.	Form 8-K, Ex 4(a), dated October 14, 2005
10(a)(1)
Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended.

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B)
Registration Statement No. 2-66301, Ex 5(a)(1)(C)
Registration Statement No. 2-67728, Ex 5(a)(1)(B)
APCo 1989 Form 10-K, Ex 10(a)(1)(F), File No. 1-3457
APCo 1992 Form 10-K, Ex 10(a)(1)(B), File No.1-3457

10(a)(2)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended March 13, 2006.	Registration Statement No. 2-60015, Ex 5(c) Registration Statement No. 2-67728, Ex 5(a)(3)(B) 1992 Form 10-K, Ex 10(a)(2) 2005 Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended.	Registration Statement No. 2-60015, Ex 5(e)
10(b)(1)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, OPCo and I&M and AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) AEP 1990 Form 10-K, Ex 10(a)(3), File No. 1-3525
*10(b)(2)	Unit Power Agreement, dated March 15, 2007 between AEGCo and CSPCo.
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo, and with AEPSC as agent, as amended.	AEP 1985 Form 10-K, Ex 10(b), File No. 1-3525 AEP 1988 Form 10-K, Ex 10(b)(2) File No. 1-3525
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(3)
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	AEP 1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court	Form 8-K, Item 8.01 dated October 9, 2007
*12	Statement re: Computation of Ratios
*13	Copy of those portions of the CSPCo 2007 Annual Report (for the fiscal year ended December 31, 2007) which are incorporated by reference in this filing.
21	List of subsidiaries of CSPCo	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: I&M‡ File No. 1-3570
3(a)	Composite of the Amended Articles of Acceptance of I&M, dated of March 7, 1997.	1996 Form 10-K, Ex 3(c)
*3(b)	Composite By-Laws of I&M, amended as of February 26, 2008.
4(a)	Indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and The Bank of New York, as Trustee.
Registration Statement No. 333-88523, Ex 4(a)(b)(c)
Registration Statement No. 333-58656, Ex 4(b)(c)
Registration Statement No. 333-108975, Ex 4(b)(c)(d)
Registration Statement No. 333-136538, Ex 4(b)(c)

4(b)	Company Order and Officer’s Certificate to The Bank of New York, dated November 14, 2006, establishing terms of 6.05% Senior Notes, Series H, due 2037.	Form 8-K, Ex 4(a), dated November 14, 2006
10(a)(1)
Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended.

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B)
Registration Statement No. 2-66301, Ex 5(a)(1)(C)
Registration Statement No. 2-67728, Ex 5(a)(1)(D)
APCo 1989 Form 10-K, Ex 10(a)(1)(F), File No. 1-3457
APCo 1992 Form 10-K, Ex 10(a)(1)(B), File No. 1-3457

10(a)(2)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended, March 13, 2006.	Registration Statement No. 2-60015, Ex 5(c) Registration Statement No. 2-67728, Ex 5(a)(3)(B) 1992 Form 10-K, Ex 10(a)(2) 2005 Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended	Registration Statement No. 2-60015, Ex 5(e)
10(a)(4)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended.	Registration Statement No. 2-60015, Ex 5(c) Registration Statement No. 2-67728, Ex 5(a)(3)(B) APCo 1992 Form 10-K, Ex 10(a)(2)(B), File No. 1-3457
10(b)(1)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, I&M, and OPCo and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) AEP 1990 Form 10-K, Ex 10(a)(3), File No. 1-3525
10(b)(2)	Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended.	Registration Statement No. 33-32752, Ex 28(b)(1)(A)(B)
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended.	AEP 1985 Form 10-KEx 10(b), File No. 1-3525 AEP 1988 Form 10-K, File No. 1-3525, Ex 10(b)(2)
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(3)
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	AEP 1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court	Form 8-K, Item 8.01 dated October 9, 2007
10(g)	Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) 1993 Form 10-K, Ex 10(e)(1-6)(B)
*12	Statement re: Computation of Ratios
*13	Copy of those portions of the I&M 2007 Annual Report (for the fiscal year ended December 31, 2007) which are incorporated by reference in this filing.
21	List of subsidiaries of I&M	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: OPCo‡ File No.1-6543
3(a)	Composite of the Amended Articles of Incorporation of OPCo, dated June 3, 2002.	Form 10-Q, Ex 3(e), June 30, 2002
3(b)	Code of Regulations of OPCo.	1990 Form 10-K, Ex 3(d)
4(a)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between OPCo and Bankers Trust Company (now Deutsche Bank Trust Company Americas), as Trustee.
Registration Statement No. 333-49595, Ex 4(a)(b)(c)
Registration Statement No. 333-106242, Ex 4(b)(c)(d)
Registration Statement No. 333-75783, Ex 4(b)(c)
Registration Statement No. 333-127913, Ex 4(b)(c)
Registration Statement No. 333-139802, Ex 4(a)(b)(c)

4(b)	Company Order and Officer’s Certificate to Deutsche Bank Trust Company Americas, dated April 5, 2007, establishing terms of Floating Rate Notes, Series B.	Form 8-K, Ex 4(a) dated April 5, 2007
4(c)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between OPCo and Bank One, N.A., as Trustee.	Registration Statement No. 333-127913, Ex 4(d)(e)(f)
10(a)(1)
Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended.

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B)
Registration Statement No. 2-66301, Ex 5(a)(1)(C)
Registration Statement No. 2-67728, Ex 5(a)(1)(D)
APCo Form 10-K, Ex 10(a)(1)(F), File No. 1-3457
APCo Form 10-K, Ex 10(a)(1)(B), File No. 1-3457

10(a)(2)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended, March 13, 2006.	Registration Statement No. 2-60015, Ex 5(c) Registration Statement No. 2-67728, Ex 5(a)(3)(B) Form 10-K, Ex 10(a)(2) Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended.	Registration Statement No. 2-60015, Ex 5(e)
10(b)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, I&M and OPCo and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) AEP 1990 Form 10-K, Ex 10(a)(3), File 1-3525
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent.	AEP 1985 Form 10-K, Ex 10(b), File No. 1-3525 AEP 1988 Form 10-K, Ex 10(b)(2), File No. 1-3525
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(3)
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	AEP 1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court	Form 8-K, Item 8.01 dated October 9, 2007
10(g)(1)	Amendment No. 1, dated October 1, 1973, to Station Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto.	1993 Form 10-K, Ex 10(f) 2003 Form 10-K, Ex 10(e)
10(g)(2)	Amendment No. 9, dated July 1, 2003, to Station Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto.	Form 10-Q, Ex 10(a), September 30, 2004
10(h)	Lease Agreement dated January 20, 1995 between OPCo and JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested).	1994 Form 10-K, Ex 10(l)(2)
†10(i)	AEP System Senior Officer Annual Incentive Compensation Plan amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(j)(1)(A)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2001.	AEP 2000 Form 10-K, Ex 10(j)(1)(A), File No. 1-3525
†10(j)(1)(B)	First Amendment to AEP System Excess Benefit Plan, dated as of March 5, 2003.	2002 Form 10-K, Ex 10(i)(1)(B)
†10(j)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2005 (Non-Qualified), as amended December 28, 2006.	2006 Form 10-K, Ex 10(i)(2)
†10(j)(3)	Umbrella Trust for Executives	AEP 1993 Form 10-K, Ex 10(g)(3), File No. 1-3525
†10(k)(1)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(j)(1)
†10(k)(2)	Memorandum of agreement between Susan Tomasky and AEPSC dated January 3, 2001.	AEP 2000 Form 10-K, Ex 10(s), File No. 1-3525
†10(k)(3)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(j)(3)
†10(k)(4)	Letter Agreements dated June 4, 2004 and June 9, 2004 between AEPSC and Carl English	AEP Form 10-Q, Ex 10(b), September 30, 2004, File No. 1-3525
†10(k)(5)	Letter Agreements dated June 14, 2004 and June 17, 2004 between AEPSC and John B. Keane	2006 Form 10-K, Ex 10(j)(5)
†10(l)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	AEP Form 10-Q, Ex 10, September 30, 1998, File No. 1-3525
†10(l)(2)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(k)(2)
*†10(m)	AEP Change In Control Agreement, effective January 1, 2008.
†10(n)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 8-K, Ex 10.1, dated April 26, 2005
*10(n)(1)(A)	First Amendment to Amended and Restated AEP System Long-Term Incentive Plan.
†10(n)(2)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended	AEP Form 10-Q, Ex 10(c), dated November 5, 2004, File No. 1-3525
†10(n)(3)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 31, 2005
†10(n)(4)	AEP System Stock Ownership Requirement Plan, (as Amended and Restated Effective January 1, 2005), as amended December 28, 2006	2006 Form 10-K, Ex 10(m)(4)
†10(o)(1)	Central and South West System Special Executive Retirement Plan as amended and restated effective July 1, 1997.	CSW 1998 Form 10-K, Ex 18, File No. 1-1443
†10(o)(2)	Certified Board Resolutions of AEP Utilities, Inc. (formerly CSW) of July 16, 1996.	2003 Form 10-K, Ex 10(o)(3)
†10(p)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2005, as amended December 28, 2006.	2006 Form 10-K, Ex 10(o)
†10(q)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(q)
†10(r)	Nuclear Key Contributor Retention Plan dated May 1, 2000.	2002 Form 10-K, Ex 10(r)
*12	Statement re: Computation of Ratios
*13	Copy of those portions of the OPCo 2007 Annual Report (for the fiscal year ended December 31, 2007) which are incorporated by reference in this filing.
21	List of subsidiaries of OPCo	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: PSO‡ File No. 0-343
3(a)	Restated Certificate of Incorporation of PSO.	CSW 1996 Form U5S, Ex B-3.1, File No. 1-1443
*3(b)	Composite By-Laws of PSO amended as of February 26, 2008.
4(a)	Indenture (for unsecured debt securities), dated as of November 1, 2000, between PSO and The Bank of New York, as Trustee.	Registration Statement No. 333-100623, Ex 4(a)(b) Registration Statement No. 333-114665, Ex 4(b)(c) Registration Statement No. 333-133548, Ex 4(b)(c)
4(b)	Sixth Supplemental Indenture, dated as of August 10, 2006 between PSO and The Bank of New York, as Trustee, establishing terms of the 6.15% Senior Notes, Series F, due 2016.	Form 8-K, Ex 4(a), dated August 11, 2006
4(c)	Seventh Supplemental Indenture, dated as of November 14, 2007 between PSO and The Bank of New York, as Trustee, establishing terms of the 6.625% Senior Notes, Series G, due 2037.	Form 8-K, Ex 4(a), dated November 14, 2007
10(a)	Restated and Amended Operating Agreement, among PSO, SWEPCo and AEPSC, Issued on February 10, 2006, Effective May 1, 2006.	2002 Form 10-K, Ex 10(a) Form 10-Q, Ex 10(a), March 31, 2006
10(b)	Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.	2002 Form 10-K, Ex 10(b)
*12	Statement re: Computation of Ratios
*13	Copy of those portions of the PSO 2007 Annual Report (for the fiscal year ended December 31, 2007) which are incorporated by reference in this filing.
21	List of subsidiaries of PSO	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: SWEPCo‡ File No. 1-3146
3(a)	Restated Certificate of Incorporation, as amended through May 6, 1997, including Certificate of Amendment of Restated Certificate of Incorporation.	Form 10-Q, Ex 3.4, March 31, 1997
*3(b)	Composite By-Laws of SWEPCo amended as of February 26, 2008.	.
4(b)
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
(3)           Guarantee Agreement, dated as of September 1, 2003, delivered by SWEPCo for the benefit of the holders of SWEPCo Capital Trust I’s Preferred Securities.
(4)           First Supplemental Indenture dated as of October 1, 2003, providing for the issuance of Series B Junior Subordinated Debentures between SWEPCo, as Issuer and the Bank of New York, as Trustee
(5)           Agreement as to Expenses and Liabilities, dated as of October 1, 2003 between SWEPCo and SWEPCo Capital Trust I (included in Item (4) above as Ex 4(f)(i)(A).
Registration Statement No. 333-145669, Ex 4(b)(1), 4(b)(2), 4(b)(3), 4(b)(4), 4(b)(5)
4(c)	Indenture (for unsecured debt securities), dated as of February 4, 2000, between SWEPCo and The Bank of New York, as Trustee.
Registration Statement No. 333-96213
Registration Statement No. 333-87834, Ex 4(a)(b)
Registration Statement No. 333-100632, Ex 4(b)
Registration Statement No. 333-108045, Ex 4(b)
Registration Statement No. 333-145669, Ex 4(c)(d)

4(e)	Sixth Supplemental Indenture, dated as of December 4, 2007 between SWEPCo and The Bank of New York, as Trustee, establishing terms of 5.875% Senior Notes, Series F, due 2018.	Form 8-K, Ex 4(a), dated December 4, 2007
10(a)	Restated and Amended Operating Agreement, among PSO, TCC, TNC, SWEPCo and AEPSC, Issued on February 10, 2006, Effective May 1, 2006..	2002 Form 10-K, Ex 10(a) Form 10-Q, Ex 10(a), March 31, 2006
10(b)	Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.	2002 Form 10-K, Ex 10(b)
*12	Statement re: Computation of Ratios
*13	Copy of those portions of the SWEPCo 2007 Annual Report (for the fiscal year ended December 31, 2007) which are incorporated by reference in this filing.
21	List of subsidiaries of SWEPCo	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP
*24	Power of Attorney
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
_______________

‡ Certain instruments defining the rights of holders of long-term debt of the registrants included in the financial statements of registrants filed herewith have been omitted because the total amount of securities authorized thereunder does not exceed 10% of the total assets of registrants.  The registrants hereby agree to furnish a copy of any such omitted instrument to the SEC upon request.