Form 10-K
period 2008-12-31
INDIANA MICHIGAN POWER CO
filed 2009-03-02
CIK 50172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-K
___________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrants with respect to American Electric Power Company, Inc., Appalachian Power Company and Ohio Power Company, is each a well-known seasoned issuer, as defined in Rule 405 on the Securities Act.
	Yes ☒	No. ☐

Indicate by check mark if the registrants with respect to Columbus Southern Power Company, Indiana Michigan Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company, are well-known seasoned issuers, as defined in Rule 405 on the Securities Act.
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

Indicate by check mark if disclosure of delinquent filers with respect to Appalachian Power Company, Ohio Power Company, Public Service Company of Oklahoma or Southwestern Electric Power Company pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements of Appalachian Power Company, Ohio Power Company, Public Service Company of Oklahoma or Southwestern Electric Power Company incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether American Electric Power Company, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of ‘large accelerated filer’, ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.  (Check One)

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies.  See definitions of ‘large accelerated filer’, ‘accelerated filer’ and ‘smaller reporting company’ in Rule 12b-2 of the Exchange Act.  (Check One)

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if the registrants are shell companies, as defined in Rule 12b-2 of the Exchange Act.	Yes ☐	No. ☒

Columbus Southern Power Company and Indiana Michigan Power Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
American Electric Power Company, Inc.	Common Stock, $6.50 par value	New York Stock Exchange
Appalachian Power Company	None
Columbus Southern Power Company	None
Indiana Michigan Power Company	6% Senior Notes, Series D, Due 2032	New York Stock Exchange
Ohio Power Company	None
Public Service Company of Oklahoma	6% Senior Notes, Series B, Due 2032	New York Stock Exchange
Southwestern Electric Power Company	None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
American Electric Power Company, Inc.	None
Appalachian Power Company	4.50% Cumulative Preferred Stock, Voting, no par value
Columbus Southern Power Company	None
Indiana Michigan Power Company	None
Ohio Power Company	4.50% Cumulative Preferred Stock, Voting, $100 par value
Public Service Company of Oklahoma	None
Southwestern Electric Power Company	4.28% Cumulative Preferred Stock, Voting, $100 par value
4.65% Cumulative Preferred Stock, Voting, $100 par value
5.00% Cumulative Preferred Stock, Voting, $100 par value

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2008, the last trading date of the registrants’ most recently completed second fiscal quarter
		Number of shares of common stock outstanding of the registrants at December 31, 2008
American Electric Power Company, Inc.	$16,336,246,629	406,071,256
		($6.50 par value)
Appalachian Power Company	None	13,499,500
		(no par value)
Columbus Southern Power Company	None	16,410,426
		(no par value)
Indiana Michigan Power Company	None	1,400,000
		(no par value)
Ohio Power Company	None	27,952,473
		(no par value)
Public Service Company of Oklahoma	None	9,013,000
		($15 par value)
Southwestern Electric Power Company	None	7,536,640
		($18 par value)

Note On Market Value Of Common Equity Held By Non-Affiliates

American Electric Power Company, Inc. owns all of the common stock of Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (see Item 12 herein).

Documents Incorporated By Reference

Description	Part of Form 10-K Into Which Document Is Incorporated

Portions of Annual Reports of the following companies for the fiscal year ended December 31, 2008:	Part II
American Electric Power Company, Inc.
Appalachian Power Company
Columbus Southern Power Company
Indiana Michigan Power Company
Ohio Power Company
Public Service Company of Oklahoma
Southwestern Electric Power Company

Portions of Proxy Statement of American Electric Power Company, Inc. for 2009 Annual Meeting of Shareholders.	Part III

Portions of Information Statements of the following companies for 2009 Annual Meeting of Shareholders:	Part III
Appalachian Power Company
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
General
Utility Operations
AEP River Operations
Generation and Marketing
Other
1	A	Risk Factors
1	B	Unresolved Staff Comments
2		Properties
Generation Facilities
Transmission and Distribution Facilities
Titles
System Transmission Lines and Facility Siting
Construction Program
Potential Uninsured Losses
3		Legal Proceedings
4		Submission Of Matters To A Vote Of Security Holders
Executive Officers of the Registrant
PART II
5		Market For Registrants' Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
6		Selected Financial Data
7		Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
7	A	Quantitative And Qualitative Disclosures About Market Risk
8		Financial Statements And Supplementary Data
9		Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
9	A	Controls And Procedures
9	B	Other Information
PART III
10		Directors, Executive Officers and Corporate Governance
11		Executive Compensation
12		Security Ownership Of Certain Beneficial Owners and Management And Related Stockholder Matters
13		Certain Relationships and Related Transactions, And Director Independence
14		Principal Accounting Fees And Services
PART IV
15		Exhibits and Financial Statement Schedules
Financial Statements
Signatures
Index to Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Exhibit Index

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
AECC	Arkansas Electric Cooperative Corporation
AEGCo	AEP Generating Company, an electric utility subsidiary of AEP
AEP or parent	American Electric Power Company, Inc.
AEP East companies	APCo, CSPCo, I&M, KPCo and OPCo
AEP Power Pool	APCo, CSPCo, I&M, KPCo and OPCo, as parties to the Interconnection Agreement
AEP River Operations	AEP’s inland river transportation subsidiary, AEP River Operations LLC (formerly AEP MEMCO LLC), operating primarily on the Ohio, Illinois, and lower Mississippi rivers
AEPSC	American Electric Power Service Corporation, a service company subsidiary of AEP
AEP System or the System	The American Electric Power System, an integrated electric utility system, owned and operated by AEP’s electric utility subsidiaries
AEP West companies	PSO, SWEPCo, TCC and TNC
AEP Utilities	AEP Utilities, Inc., a subsidiary of AEP, formerly, Central and South West Corporation
AFUDC	Allowance for funds used during construction (the net cost of borrowed funds, and a reasonable rate of return on other funds, used for construction under regulatory accounting)
ALJ	Administrative law judge
APCo	Appalachian Power Company, a public utility subsidiary of AEP
APSC	Arkansas Public Service Commission
Buckeye	Buckeye Power, Inc., an unaffiliated corporation
CAA	Clean Air Act
CAAA	Clean Air Act Amendments of 1990
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CO2	Carbon dioxide
Cook Plant	The Donald C. Cook Nuclear Plant (2,143 MW), owned by I&M, and located near Bridgman, Michigan
CSPCo	Columbus Southern Power Company, a public utility subsidiary of AEP
CSW	Central and South West Corporation, a public utility holding company that merged with AEP in June 2000.
CSW Operating Agreement
Agreement, dated January 1, 1997, as amended, originally by and among PSO, SWEPCo, TCC and TNC, currently by and between PSO and SWEPCO governing generating capacity allocation.  AEPSC acts as the agent for the parties.

DOE	United States Department of Energy
Dow	The Dow Chemical Company, and its affiliates collectively, unaffiliated companies
DP&L	The Dayton Power and Light Company, an unaffiliated utility company
Duke Carolina	Duke Energy Carolinas, LLC
Duke Indiana	Duke Energy Indiana, Inc.
Duke Ohio	Duke Energy Ohio, Inc.
EMF	Electric and Magnetic Fields
EPA	United States Environmental Protection Agency
EPACT	The Energy Policy Act of 2005
ERCOT	Electric Reliability Council of Texas
ESP	Electric Security Plans, filed with the PUCO, pursuant to the Ohio Amendments
ETEC	East Texas Electric Cooperative
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
FPA	Federal Power Act
I&M	Indiana Michigan Power Company, a public utility subsidiary of AEP
IGCC	Integrated Gasification Combined Cycle
Interconnection Agreement	Agreement, dated July 6, 1951, as amended, by and among APCo, CSPCo, I&M, KPCo and OPCo, defining the sharing of costs and benefits associated with their respective generating plants
IURC	Indiana Utility Regulatory Commission
KPCo	Kentucky Power Company, a public utility subsidiary of AEP
KPSC	Kentucky Public Service Commission
Lawrenceburg Plant	A 1,146 MW gas-fired unit owned by AEGCo and located near Lawrenceburg, Indiana
LLWPA	Low-Level Waste Policy Act of 1980
LPSC	Louisiana Public Service Commission

MISO	Midwest Independent Transmission System Operator
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
NOx	Nitrogen oxide
NPC	National Power Cooperatives, Inc., an unaffiliated corporation
NRC	Nuclear Regulatory Commission
OASIS	Open Access Same-time Information System
OATT	Open Access Transmission Tariff, filed with FERC
OCC	Corporation Commission of the State of Oklahoma
Ohio Act	Ohio electric restructuring legislation
Ohio Amendments	Amendments to the Ohio Act adopted in April 2008 which require electric utilities to adjust their rates by filing an ESP with the PUCO
OPCo	Ohio Power Company, a public utility subsidiary of AEP
OVEC	Ohio Valley Electric Corporation, an electric utility company in which AEP and CSPCo together own a 43.47% equity interest
PJM	PJM Interconnection, L.L.C., a regional transmission organization
PSO	Public Service Company of Oklahoma, a public utility subsidiary of AEP
PUCO	Public Utilities Commission of Ohio
PUCT	Public Utility Commission of Texas
RCRA	Resource Conservation and Recovery Act of 1976, as amended
REP	Texas retail electricity provider
Rockport Plant	A generating plant owned and partly leased by AEGCo and I&M (two 1,300 MW, coal-fired) located near Rockport, Indiana
ROE	Return on Equity
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
S&P	Standard & Poor’s Ratings Service
SO2	Sulfur dioxide
SPP	Southwest Power Pool
SWEPCo	Southwestern Electric Power Company, a public utility subsidiary of AEP
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

FORWARD-LOOKING INFORMATION

This report made by the registrants contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Although the registrants believe that their expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.  Among the factors that could cause actual results to differ materially from those in the forward-looking statements are:

•	The economic climate and growth in, or contraction within, our service territory and changes in market demand and demographic patterns.
•	Inflationary or deflationary interest rate trends.
•
Volatility in the financial markets, particularly developments affecting the availability of capital on reasonable terms and developments impairing our ability to finance new capital projects and refinance existing debt at attractive rates.

•	The availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material.
•	Electric load and customer growth.
•	Weather conditions, including storms.
•	Available sources and costs of, and transportation for, fuels and the creditworthiness and performance of fuel suppliers and transporters.
•	Availability of generating capacity and the performance of our generating plants including our ability to restore Cook Plant Unit 1 in a timely manner.
•	Our ability to recover regulatory assets and stranded costs in connection with deregulation.
•	Our ability to recover increases in fuel and other energy costs through regulated or competitive electric rates.
•
Our ability to build or acquire generating capacity and transmission line facilities (including our ability to obtain any necessary regulatory or siting approvals and permits) when needed at acceptable prices and terms and to recover those costs (including the costs of projects that are cancelled) through applicable rate cases or competitive rates.

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

•	Resolution of litigation (including disputes arising from the bankruptcy of Enron Corp. and related matters).
•	Our ability to constrain operation and maintenance costs.
•	Our ability to develop and execute a strategy based on a view regarding prices of electricity, natural gas and other energy-related commodities.
•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading market.
•	Actions of rating agencies, including changes in the ratings of debt.
•	Volatility and changes in markets for electricity, natural gas, coal, nuclear fuel and other energy-related commodities.
•	Changes in utility regulation, including the implementation of the recently passed utility law in Ohio and the allocation of costs within RTOs, including PJM and SPP.
•	Accounting pronouncements periodically issued by accounting standard-setting bodies.
•
The impact of volatility in the capital markets on the value of the investments held by our pension, other postretirement benefit plans and nuclear decommissioning trust and the impact on future funding requirements.

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

The service areas of AEP’s public utility subsidiaries cover portions of the states of Arkansas, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia. The generating and transmission facilities of AEP’s public utility subsidiaries are interconnected and their operations are coordinated. Transmission networks are interconnected with extensive distribution facilities in the territories served. The public utility subsidiaries of AEP have traditionally provided electric service, consisting of generation, transmission and distribution, on an integrated basis to their retail customers. Restructuring legislation in Michigan, Ohio, the ERCOT area of Texas and, through 2008, Virginia has caused AEP public utility subsidiaries in those states to unbundle previously integrated regulated rates for their retail customers.  Virginia has returned to integrated regulated rates.

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

At December 31, 2008, the subsidiaries of AEP had a total of 21,912 employees. Because it is a holding company rather than an operating company, AEP has no employees. The public utility subsidiaries of AEP are:

APCo (organized in Virginia in 1926) is engaged in the generation, transmission and distribution of electric power to approximately 962,000 retail customers in the southwestern portion of Virginia and southern West Virginia, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2008, APCo and its wholly owned subsidiaries had 2,575 employees.  Among the principal industries served by APCo are coal mining, primary metals, chemicals and textile mill products. In addition to its AEP System interconnections, APCo is interconnected with the following unaffiliated utility companies: Carolina Power & Light Company, Duke Carolina and Virginia Electric and Power Company. APCo has several points of interconnection with TVA and has entered into agreements with TVA under which APCo and TVA interchange and transfer electric power over portions of their respective systems.  APCo is a member of PJM.

CSPCo (organized in Ohio in 1937, the earliest direct predecessor company having been organized in 1883) is engaged in the generation, transmission and distribution of electric power to approximately 749,000 retail customers in Ohio, and in supplying and marketing electric power at wholesale to other electric utilities, municipalities and other market participants. At December 31, 2008, CSPCo had 1,323 employees. CSPCo’s service area is comprised of two areas in Ohio, which include portions of twenty-five counties. One area includes the City of Columbus and the other is a predominantly rural area in south central Ohio. Among the principal industries served are food processing, chemicals, primary metals, electronic machinery and paper products. In addition to its AEP System interconnections, CSPCo is interconnected with the following unaffiliated utility companies: Duke Ohio, DP&L and Ohio Edison Company.  CSPCo is a member of PJM.

I&M (organized in Indiana in 1925) is engaged in the generation, transmission and distribution of electric power to approximately 582,000 retail customers in northern and eastern Indiana and southwestern Michigan, and in supplying and marketing electric power at wholesale to other electric utility companies, rural electric cooperatives, municipalities and other market participants.  At December 31, 2008, I&M had 2,879 employees. Among the principal industries served are primary metals, transportation equipment, electrical and electronic machinery, fabricated metal products, rubber and miscellaneous plastic products and chemicals and allied products. Since 1975, I&M has leased and operated the assets of the municipal system of the City of Fort Wayne, Indiana. This lease currently extends through February 2010.  In addition to its AEP System interconnections, I&M is interconnected with the following unaffiliated utility companies: Central Illinois Public Service Company, Duke Ohio, Commonwealth Edison Company, Consumers Energy Company, Illinois Power Company, Indianapolis Power & Light Company, Louisville Gas and Electric Company, Northern Indiana Public Service Company, Duke Indiana and Richmond Power & Light Company.  I&M is a member of PJM.

KPCo (organized in Kentucky in 1919) is engaged in the generation, transmission and distribution of electric power to approximately 176,000 retail customers in an area in eastern Kentucky, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants.  At December 31, 2008, KPCo had 480 employees. In addition to its AEP System interconnections, KPCo is interconnected with the following unaffiliated utility companies: Kentucky Utilities Company and East Kentucky Power Cooperative Inc. KPCo is also interconnected with TVA.  KPCo is a member of PJM.

Kingsport Power Company (organized in Virginia in 1917) provides electric service to approximately 47,000 retail customers in Kingsport and eight neighboring communities in northeastern Tennessee. Kingsport Power Company does not own any generating facilities and is a member of PJM. It purchases electric power from APCo for distribution to its customers. At December 31, 2008, Kingsport Power Company had 58 employees.

OPCo (organized in Ohio in 1907 and re-incorporated in 1924) is engaged in the generation, transmission and distribution of electric power to approximately 712,000 retail customers in the northwestern, east central, eastern and southern sections of Ohio, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities and other market participants. At December 31, 2008, OPCo had 2,434 employees. Among the principal industries served by OPCo are primary metals, rubber and plastic products, stone, clay, glass and concrete products, petroleum refining and chemicals. In addition to its AEP System interconnections, OPCo is interconnected with the following unaffiliated utility companies: Duke Ohio, The Cleveland Electric Illuminating Company, DP&L, Duquesne Light Company, Kentucky Utilities Company, Monongahela Power Company, Ohio Edison Company, The Toledo Edison Company and West Penn Power Company.  OPCo is a member of PJM.

PSO (organized in Oklahoma in 1913) is engaged in the generation, transmission and distribution of electric power to approximately 527,000 retail customers in eastern and southwestern Oklahoma, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2008, PSO had 1,279 employees. Among the principal industries served by PSO are natural gas and oil production, oil refining, steel processing, aircraft maintenance, paper manufacturing and timber products, glass, chemicals, cement, plastics, aerospace manufacturing, telecommunications, and rubber goods. In addition to its AEP System interconnections, PSO is interconnected with Empire District Electric Company, Oklahoma Gas and Electric Company, Southwestern Public Service Company and Westar Energy, Inc.  PSO is a member of SPP.

SWEPCo (organized in Delaware in 1912) is engaged in the generation, transmission and distribution of electric power to approximately 471,000 retail customers in northeastern Texas, northwestern Louisiana and western Arkansas, and in supplying and marketing electric power at wholesale to other electric utility companies, municipalities, rural electric cooperatives and other market participants. At December 31, 2008, SWEPCo had 1,641 employees. Among the principal industries served by SWEPCo are natural gas and oil production, petroleum refining, manufacturing of pulp and paper, chemicals, food processing, and metal refining. The territory served by SWEPCo also includes several military installations, colleges, and universities. SWEPCO also owns and operates a lignite coal mining operation.  In addition to its AEP System interconnections, SWEPCo is interconnected with CLECO Corp., Empire District Electric Co., Entergy Corp. and Oklahoma Gas & Electric Co.  SWEPCo is a member of SPP.

TCC (organized in Texas in 1945) is engaged in the transmission and distribution of electric power to approximately 761,000 retail customers through REPs in southern Texas. Under the Texas Act, TCC has completed the final stage of exiting the generation business and has sold all of its generation assets.  At December 31, 2008, TCC had 1,201 employees. Among the principal industries served by TCC are oil and gas extraction, food processing, apparel, metal refining, chemical and petroleum refining, plastics, and machinery equipment. In addition to its AEP System interconnections, TCC is a member of ERCOT.

TNC (organized in Texas in 1927) is engaged in the transmission and distribution of electric power to approximately 185,000 retail customers through REPs in west and central Texas. TNC’s remaining generating capacity that is not deactivated has been transferred to an affiliate at TNC’s cost pursuant to an agreement effective through 2027.  At December 31, 2008, TNC had 370 employees. Among the principal industries served by TNC are agriculture and the manufacturing or processing of cotton seed products, oil products, precision and consumer metal products, meat products and gypsum products. The territory served by TNC also includes several military installations and correctional facilities. In addition to its AEP System interconnections, TNC is a member of ERCOT.

WPCo (organized in West Virginia in 1883 and reincorporated in 1911) provides electric service to approximately 41,000 retail customers in northern West Virginia. WPCo does not own any generating facilities.  WPCo is a member of PJM. It purchases electric power from OPCo for distribution to its customers. At December 31, 2008, WPCo had 62 employees.

AEGCo (organized in Ohio in 1982) is an electric generating company. AEGCo sells power at wholesale to I&M, CSPCo and KPCo. AEGCo has no employees.

SERVICE COMPANY SUBSIDIARY

AEP also owns a service company subsidiary, AEPSC.  AEPSC provides accounting, administrative, information systems, engineering, financial, legal, maintenance and other services at cost to the AEP affiliated companies.  The executive officers of AEP and certain of its public utility subsidiaries are employees of AEPSC.  At December 31, 2008, AEPSC had 6,351 employees.

CLASSES OF SERVICE

The principal classes of service from which AEP and the registrant subsidiaries of AEP derive revenues and the amount of such revenues during the year ended December 31, 2008 are as follows:
Description	AEP System(a)	APCo	CSPCo	I&M
	(in thousands)
UTILITY OPERATIONS:
Retail Sales
Residential Sales	$4,267,000	$ 891,159	$ 720,761	$427,877
Commercial Sales	3,116,000	426,277	684,277	333,575
Industrial Sales	2,954,000	601,166	328,010	364,670
PJM Net Charges	(214,000)	(72,898)	(40,249)	(38,782)
Provision for Rate Refund	(105,000)	(52,910)	(30,359)	(33,279)
Other Retail Sales	210,000	55,359	5,873	6,044
Total Retail	10,228,000	1,848,153	1,668,313	1,060,105
Wholesale
Off-System Sales	2,690,000	720,574	430,093	675,205
Transmission	58,000	(52,740)	(30,419)	(16,235)
Total Wholesale	2,748,000	667,834	399,674	658,970
Other Electric Revenues	244,000	26,235	11,623	8,694
Other Operating Revenues	106,000	18,199	5,542	19,102
Sales To Affiliates	-	328,735	122,949	419,488
Total Utility Operating Revenues	13,326,000	2,889,156	2,208,101	2,166,359
OTHER	1,114,000	-	-	-
TOTAL REVENUES	$14,440,000	$ 2,889,156	$ 2,208,101	$2,166,359

Description	OPCo	PSO	SWEPCo
	(in thousands)
UTILITY OPERATIONS:
Retail Sales
Residential Sales	$ 602,770	$ 557,195	$440,826
Commercial Sales	402,149	407,052	382,984
Industrial Sales	694,890	357,884	280,082
PJM Net Charges	(47,705)	-	-
Provision for Rate Refund	(42,435)	13,811	21,417
Other Retail Sales	9,439	99,158	7,906
Total Retail	1,619,108	1,435,100	1,133,215
Wholesale
Off-System Sales	511,961	62,980	267,689
Transmission	(38,529)	27,234	39,966
Total Wholesale	473,432	90,214	307,655
Other Electric Revenues	24,257	24,176	17,157
Other Operating Revenues	18,937	4,853	45,893
Sales to Affiliates	961,200	101,602	50,842
Total Utility Operating Revenues	3,096,934	1,655,945	1,554,762
OTHER	-	-	-
TOTAL REVENUES	$ 3,096,934	$ 1,655,945	$1,554,762

(a)	Includes revenues of other subsidiaries not shown. Intercompany transactions have been eliminated for the year ended December 31, 2008.

FINANCING

General

Companies within the AEP System generally use short-term debt to finance working capital needs.  Short-term debt is also used to finance acquisitions, construction and redemption or repurchase of outstanding securities until such needs can be financed with long-term debt. In recent history, short-term funding needs have been provided for by cash on hand, borrowing under AEP's revolving credit agreements and AEP’s commercial paper program.  Funds are made available to subsidiaries under the AEP corporate borrowing program. Certain public utility subsidiaries of AEP also sell accounts receivable to provide liquidity. See Management’s Financial Discussion and Analysis of Results of Operations, included in the 2008 Annual Reports, under the heading entitled Financial Condition for additional information concerning short-term funding and our access to bank lines of credit, commercial paper and capital markets.

AEP’s revolving credit agreements (which backstop the commercial paper program) include covenants and events of default typical for this type of facility, including a maximum debt/capital test and a $50 million cross-acceleration provision. At December 31, 2008, AEP was in compliance with its debt covenants. With the exception of a voluntary bankruptcy or insolvency, any event of default has either or both a cure period or notice requirement before termination of the agreements. A voluntary bankruptcy or insolvency of AEP would be considered an immediate termination event.  See Management’s Financial Discussion and Analysis of Results of Operations, included in the 2008 Annual Reports, under the heading entitled Financial Condition for additional information with respect to AEP’s credit agreements.

AEP’s subsidiaries have also utilized, and expect to continue to utilize, additional financing arrangements, such as leasing arrangements, including the leasing of coal transportation equipment and facilities.

Credit Ratings

The credit ratings of AEP and its registrant subsidiaries as of February 18, 2009 are set forth below.  Over the first two months of 2009, Moody’s placed the senior unsecured debt rating of AEP on negative outlook, the senior unsecured debt rating of OPCo, SWEPCo, TCC and TNC on review for possible downgrade and changed the outlook of APCo from negative to stable.  In February 2008 Fitch downgraded the senior unsecured debt rating of PSO to BBB+ with stable outlook.  Fitch placed the senior unsecured debt rating of APCo and TCC on negative outlook in May 2008 and February 2009, respectively.  See Management’s Financial Discussion and Analysis of Results of Operations, included in the 2008 Annual Reports, under the heading entitled Financial Condition for additional information with respect to the credit ratings of the registrants.

	Moody’s		S&P		Fitch
Company	Senior Unsecured	Outlook*	Senior Unsecured	Outlook*	Senior Unsecured	Outlook*
AEP	Baa2	N	BBB	S	BBB	S
AEP Short Term Rating	P2	S	A2	S	F2	S
APCo	Baa2	S	BBB	S	BBB+	N
CSPCo	A3	S	BBB	S	A-	S
I&M	Baa2	S	BBB	S	BBB	S
OPCo	A3	R	BBB	S	BBB+	S
PSO	Baa1	S	BBB	S	BBB+	S
SWEPCo	Baa1	R	BBB	S	BBB+	S

* S=Stable Outlook;  N=Negative Outlook; R=Under Review for Possible Downgrade

ENVIRONMENTAL AND OTHER MATTERS

General

AEP’s subsidiaries are currently subject to regulation by federal, state and local authorities with regard to air and water-quality control and other environmental matters, and are subject to zoning and other regulation by local authorities. The environmental issues that are potentially material to the AEP system include:

•
Global climate change and legislative and regulatory responses to it, including limitations on CO2 emissions.  See Management’s Financial Discussion and Analysis of Results of Operations under the headings entitled Environmental Matters – Potential Regulation of CO2 and Other GHG Emissions.

•
The CAA and CAAA and state laws and regulations (including State Implementation Plans) that require compliance, obtaining permits and reporting as to air emissions. See Management’s Financial Discussion and Analysis of Results of Operations under the headings entitled Environmental Matters - Clean Air Act Requirements and Estimated Air Quality Environmental Investments.

•
Litigation with the federal and/or certain state governments and certain special interest groups regarding regulated air emissions and/or whether emissions from coal-fired generating plants cause or contribute to global climate changes. See Management’s Financial Discussion and Analysis of Results of Operations under the heading entitled Litigation - Environmental Litigation and Note 6 to the consolidated financial statements entitled Commitments, Guarantees and Contingencies, included in the 2008 Annual Reports, for further information.

•
Rules issued by the EPA and certain states that require substantial reductions in SO2 and NOx emissions and future rules for mercury emission reductions, which have compliance dates that take effect periodically through as late as 2018. AEP is installing (and has installed) emission control technology and is taking other measures to comply with required reductions. See Management’s Financial Discussion and Analysis of Results of Operations under the headings entitled Environmental Matters - Clean Air Act Requirements and Estimated Air Quality Environmental Investments included in the 2008 Annual Reports for further information.

•
CERCLA, which imposes costs for environmental remediation upon owners and previous owners of sites, as well as transporters and generators of hazardous material disposed of at such sites.  See Note 6 to the consolidated financial statements entitled Commitments, Guarantees and Contingencies, included in the 2008 Annual Reports, under the heading entitled The Comprehensive Environmental Response Compensation and Liability Act (Superfund) and State Remediation for further information.

•
The Federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits, and regulates systems that withdraw surface water for use in our power plants.  See Management’s Financial Discussion and Analysis of Results of Operations, included in the 2008 Annual Reports, under the heading entitled Environmental Matters - Clean Water Act Regulations for additional information.

•
Solid and hazardous waste laws and regulations, which govern the management and disposal of certain wastes, and other laws governing the use of ash impoundments, including containment dams. The majority of solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion byproducts, which the EPA has determined are not hazardous waste subject to RCRA.

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. See Management’s Financial Discussion and Analysis of Results of Operations under the heading entitled Environmental Matters, included in the 2008 Annual Reports, for further information with respect to environmental issues.

While we expect to recover our expenditures for pollution control technologies, replacement generation and associated operating costs from customers through regulated rates (in regulated jurisdictions) or market prices, without such recovery those costs could adversely affect future results of operations and cash flows, and possibly financial condition.  The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the AEP System. See Management’s Financial Discussion and Analysis of Results of Operations under the heading entitled Environmental Matters and Note 6 to the consolidated financial statements entitled Commitments, Guarantees and Contingencies, included in the 2008 Annual Reports, for more information regarding environmental matters.

Environmental Investments

Investments related to improving AEP System plants’ environmental performance and compliance with air and water quality standards during 2006, 2007 and 2008 and the current estimates for 2009, 2010 and 2011 are shown below, in each case excluding AFUDC or capitalized interest. AEP expects to make substantial investments in addition to the amounts set forth below in future years in connection with the modification and addition of facilities at generating plants for environmental quality controls.  Such future investments are needed in order to comply with air and water quality standards which have been adopted and have deadlines for compliance after 2010 or have been proposed and may be adopted.  Future investments could be significantly greater if emissions reduction requirements are accelerated or otherwise become more onerous or if CO2 becomes regulated. See Management’s Financial Discussion and Analysis of Results of Operations under the heading entitled Environmental Matters and Note 6 to the consolidated financial statements, entitled Commitments, Guarantees and Contingencies, included in the 2008 Annual Reports, for more information regarding environmental expenditures in general.

Historical and Projected Environmental Investments

	2006	2007	2008	2009	2010	2011
	Actual	Actual	Actual	Estimate	Estimate	Estimate
(in thousands)
Total AEP System*	$1,366,200	$994,100	$886,800	$436,100	$581,900	$892,400
APCo	532,800	351,900	361,200	99,400	183,900	71,400
CSPCo	138,900	130,000	162,800	69,700	54,600	57,900
I&M	23,200	9,300	22,400	40,600	3,600	2,000
OPCo	660,800	481,700	311,800	179,800	49,200	116,400
PSO	500	1,500	5,000	1,000	22,200	265,100
SWEPCo	21,000	14,300	12,000	22,300	170,400	243,600

* Includes expenditures of the subsidiaries shown and other subsidiaries not shown. The figures reflect construction expenditures, not investments in subsidiary companies.  Excludes discontinued operations.

Electric and Magnetic Fields

EMF are found everywhere there is electricity. Electric fields are created by the presence of electric charges. Magnetic fields are produced by the flow of those charges. This means that EMF are created by electricity flowing in transmission and distribution lines, electrical equipment, household wiring, and appliances.  A number of studies in the past have examined the possibility of adverse health effects from EMF. While some of the epidemiological studies have indicated some association between exposure to EMF and health effects, none has produced any conclusive evidence that EMF does or does not cause adverse health effects.

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

AEP Power Pool and CSW Operating Agreement

APCo, CSPCo, I&M, KPCo and OPCo are parties to the Interconnection Agreement defining how they share the costs and benefits associated with their generating plants. This sharing is based upon each company’s “member-load-ratio.” The Interconnection Agreement has been approved by the FERC.  The member-load-ratio is calculated monthly by dividing such company’s highest monthly peak demand for the last twelve months by the aggregate of the highest monthly peak demand for the last twelve months for all AEP East companies. As of December 31, 2008, the member-load-ratios were as follows:

	Peak Demand (MW)	Member-Load Ratio (%)
APCo	7,848	33.2
CSPCo	4,406	18.6
I&M	4,264	18.0
KPCo	1,678	7.1
OPCo	5,458	23.1

Ohio’s electric restructuring law, the Ohio Act, was enacted in 2001.  To comply with that law CSPCo and OPCo functionally separated their generation business from their remaining operations.  They remained functionally separated through December 31, 2008 as authorized by their rate stabilization plans approved by the PUCO.  Pursuant to rules recently adopted by the PUCO, CSPCo and OPCo expect to file corporate separation plans with the PUCO.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2008 Annual Reports, for more information.

APCo, CSPCo, I&M, KPCo and OPCo are parties to the AEP System Interim Allowance Agreement (Allowance Agreement), which provides, among other things, for the transfer of emission allowances associated with transactions under the Interconnection Agreement.  The following table shows the net (credits) or charges allocated among the parties under the Interconnection Agreement during the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
	(in thousands)
APCo	$319,500	$454,800	$575,300
CSPCo	281,700	173,000	233,200
I&M	(146,100)	(93,200)	(153,000)
KPCo	38,800	41,200	65,000
OPCo	(493,900)	(575,800)	(720,500)

PSO, SWEPCo and AEPSC are parties to a Restated and Amended Operating Agreement originally dated as of January 1, 1997 (CSW Operating Agreement), which has been approved by the FERC. The CSW Operating Agreement requires these public utility subsidiaries to maintain adequate annual planning reserve margins and requires the subsidiaries that have capacity in excess of the required margins to make such capacity available for sale to other public utility subsidiary parties as capacity commitments. Parties are compensated for energy delivered to the recipients based upon the deliverer’s incremental cost plus a portion of the recipient’s savings realized by the purchaser that avoids the use of more costly alternatives.  Revenues and costs arising from third party sales in their region are generally shared based on the amount of energy each west zone public utility subsidiary contributes that is sold to third parties.  The separation of the generation business undertaken by TCC and TNC to comply with the Texas Act has made their business operations incompatible with the CSW Operating Agreement.  As a result, with FERC approval, these companies as of May 1, 2006, are no longer parties to, and no longer supply generating capacity under, the CSW Operating Agreement.

The following table shows the net (credits) or charges allocated among the parties under the CSW Operating Agreement during the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
	(in thousands)
PSO	$(15,300)	$(17,500)	$(57,000)
SWEPCo	9,900	16,800	59,900
TCC	0	0	0
TNC	5,400	700	(2,900)

Power generated by or allocated or provided under the Interconnection Agreement or CSW Operating Agreement to any public utility subsidiary is primarily sold to customers by such public utility subsidiary at rates approved by the public utility commission in the jurisdiction of sale. In Ohio and Virginia, such rates are based on a statutory formula as Ohio considers continuing to transition to the use of market rates for generation and as Virginia completes its final year of transition before returning to a form of cost-based regulation. See Regulation — Rates under Item 1, Utility Operations.

Under both the Interconnection Agreement and CSW Operating Agreement, power that is not needed to serve the native load of our public utility subsidiaries is sold in the wholesale market by AEPSC on behalf of those subsidiaries.  See Risk Management and Trading, below, for a discussion of the trading and marketing of such power.

AEP’s System Integration Agreement provides for the integration and coordination of AEP’s East companies, PSO and SWEPCO. This includes joint dispatch of generation within the AEP System and the distribution, between the two zones, of costs and benefits associated with the transfers of power between the two zones (including sales to third parties and risk management and trading activities). It is designed to function as an umbrella agreement in addition to the Interconnection Agreement and the CSW Operating Agreement, each of which controls the distribution of costs and benefits for activities within each zone.  Because TCC and TNC have exited the generation business, these two companies are no longer parties to the System Integration Agreement.  In an order issued November 26, 2008, the FERC ruled that AEP should reallocate pre-tax trading margins from off-system sales between the AEP East Companies and the AEP West Companies during the period from June 2000 to March 2006 governed by the previous system integration agreement.   See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2008 Annual Reports under the heading entitled FERC Rate Matters for additional information.

Risk Management and Trading

As agent for AEP’s public utility subsidiaries, AEPSC sells excess power into the market and engages in power, natural gas, coal and emissions allowances risk management and trading activities focused in regions in which AEP traditionally operates and in adjacent regions. These activities primarily involve the purchase and sale of electricity (and to a lesser extent, natural gas, coal and emissions allowances) under physical forward contracts at fixed and variable prices. These contracts include physical transactions, over-the-counter swaps and exchange-traded futures and options. The majority of physical forward contracts are typically settled by entering into offsetting contracts. These transactions are executed with numerous counterparties or on exchanges. Counterparties and exchanges may require cash or cash related instruments to be deposited on these transactions as margin against open positions. As of December 31, 2008, counterparties have posted approximately $29 million in cash, cash equivalents or letters of credit with AEPSC for the benefit of AEP’s public utility subsidiaries (while, as of that date, AEP’s public utility subsidiaries had posted approximately $100 million with counterparties and exchanges).  Since open trading contracts are valued based on market power prices, exposures change daily. See Management’s Financial Discussion and Analysis of Results of Operations, included in the 2008 Annual Reports, under the heading entitled Quantitative and Qualitative Disclosures About Risk Management Activities for additional information.

Fuel Supply

The following table shows the sources of fuel used by the AEP System:

	2006	2007	2008
Coal and Lignite	85%	85%	86%
Natural Gas	6%	6%	6%
Nuclear	9%	9%	8%
Hydroelectric and other	<1%	<1%	<1%

Price increases in one or more fuel sources relative to other fuels generally result in increased use of other fuels.

Coal and Lignite: AEP’s public utility subsidiaries procure coal and lignite under a combination of purchasing arrangements including long-term contracts, affiliate operations and spot agreements with various producers and coal trading firms.  The price for most solid fuels has been increasing due to increased mining costs (including labor, diesel fuel, mining equipment, implementation of new safety regulations, and permitting difficulties) in addition to higher international demand for eastern U.S. coals.  To the extent practical, management has responded to increases in the price of coal by rebalancing the coal used in its generating facilities with products from different coal regions and sources that have different heat and sulfur contents.  This rebalancing is an ongoing process that is expected to continue, significantly enabled by the installation of scrubbers at a number of our generating facilities. Management believes that AEP’s public utility subsidiaries will be able to secure and transport coal and lignite of adequate quality and in adequate quantities to operate their coal and lignite-fired units.  Through subsidiaries, AEP owns, leases or controls more than 9,000 railcars, 726 barges, 18 towboats and a coal handling terminal with 18 million tons of annual capacity to move and store coal for use in our generating facilities.  See AEP River Operations for a discussion of AEP’s for-profit coal and other dry-bulk commodity transportation operations that are not part of AEP’s Utility Operations segment.

The price of coal in the various spot markets remains volatile.  During the first half of 2008, spot market prices for coal generally rose; in the second half of 2008, spot market prices for coal generally decreased.  Most of the coal we purchase is procured through long-term contracts.  The prices we pay under these contracts is usually lower than the spot market price of coal.  As these long-term contracts expire they are replaced with new agreements, often at higher prices.  The price we paid for coal in 2008 rose from the prior year as a result of this.  We expect this trend to continue in 2009.

The following table shows the amount of coal and lignite delivered to the AEP System plants during the past three years and the average delivered price of coal purchased by AEP System companies:

	2006	2007	2008
Total coal delivered to AEP System plants (thousands of tons)	76,045	72,644	77,054
Average price per ton of purchased coal	$35.27	$36.65	$47.14

The coal supplies at AEP System plants vary from time to time depending on various factors, including, but not limited to, demand for electric power, unit outages, transportation infrastructure limitations, space limitations, plant coal consumption rates, availability of acceptable coals, labor issues and weather conditions which may interrupt production or deliveries. At December 31, 2008, the System’s coal inventory was approximately 32 days of normal usage.  This estimate assumes that the total supply would be utilized through the operation of plants that use coal most efficiently.

In cases of emergency or shortage, AEP has developed programs to conserve coal supplies at its plants. Such programs have been filed and reviewed with federally approved electric reliability organizations.  In some cases, the relevant state regulatory agency has prescribed actions to be taken under specified circumstances by System companies, subject to the jurisdiction of such agency.

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

Natural Gas: Through its public utility subsidiaries, AEP consumed nearly 103 billion cubic feet of natural gas during 2008 for generating power. This represents a slight decrease from 2007 due to reduced demand in AEP’s eastern jurisdictions.  Many of the natural gas-fired power plants are connected to at least two pipelines, which allows greater access to competitive supplies and improves delivery reliability. A portfolio of long-term, monthly, seasonal firm and daily peaking purchase and transportation agreements (that are entered into on a competitive basis and based on market prices) supplies natural gas requirements for each plant, as needed.

Nuclear:  I&M has made commitments to meet the current nuclear fuel requirements of the Cook Plant. I&M has made and will make purchases of uranium in various forms in the spot, short-term, and mid-term markets. I&M also continues to lease a portion of its nuclear fuel requirements.

For purposes of the storage of high-level radioactive waste in the form of spent nuclear fuel, I&M completed modifications to its spent nuclear fuel storage pool more than 10 years ago. I&M anticipates that the Cook Plant has sufficient storage capacity for its spent nuclear fuel to permit normal operations through 2013.  I&M has entered into an agreement to provide for onsite dry cask storage.  Initial loading of spent nuclear fuel into the dry casks is tentatively scheduled to begin in 2011, which should permit normal operations through 2037, its current licensing period.

Nuclear Waste and Decommissioning

As the owner of the Cook Plant, I&M has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate the plant safely. The cost to decommission a nuclear plant is affected by NRC regulations and the spent nuclear fuel disposal program.  In 2006, when the most recent study was done, the estimated cost of decommissioning and disposal of low-level radioactive waste for the Cook Plant ranged from $733 million to $1.3 billion in 2006 non-discounted dollars.  At December 31, 2008, the total decommissioning trust fund balance for the Cook Plant was $959 million.  The balance of funds available to decommission Cook Plant will differ based on contributions and investment returns.  The ultimate cost of retiring the Cook Plant may be materially different from estimates and funding targets as a result of the:

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

Accordingly, management is unable to provide assurance that the ultimate cost of decommissioning the Cook Plant will not be significantly different than current projections.  We will seek recovery from customers through our regulated rates if actual decommissioning costs exceed our projections.  See Note 9 to the consolidated financial statements, entitled Nuclear, included in the 2008 Annual Reports, for information with respect to nuclear waste and decommissioning.

Low-Level Radioactive Waste: The LLWPA mandates that the responsibility for the disposal of low-level radioactive waste rests with the individual states. Low-level radioactive waste consists largely of ordinary refuse and other items that have come in contact with radioactive materials. Michigan does not currently have a disposal site for such waste available. I&M cannot predict when such a site may be available, but Utah licenses a low-level radioactive waste disposal site~~s~~ which currently accepts low-level radioactive waste from Michigan.  I&M’s access to the Barnwell, South Carolina facility ended in 2008.  With some modifications to existing facilities, I&M will have capacity for onsite storage of that waste previously shipped to Barnwell, South Carolina for the duration of its licensed operation of Cook Plant.  There is currently no set date limiting I&M’s access to the Utah facility; however this facility does not accept all classifications of low level waste.

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

CSPCo: The Unit Power Agreement between AEGCo and CSPCo, dated March 15, 2007, provides for the sale by AEGCo to CSPCo of all the capacity and associated unit contingent energy and ancillary services available to AEGCo at the Lawrenceburg Plant that are scheduled and dispatched by CSPCo.  CSPCo is obligated to pay a capacity charge (whether or not power is available from the Lawrenceburg Plant), and the fuel, operating and maintenance charges associated with the energy dispatched by CSPCo, and to reimburse AEGCo for other costs associated with the operation and ownership of the Lawrenceburg Plant.  The agreement will continue in effect until December 31, 2017 unless extended as set forth in the agreement.

OVEC: AEP and several unaffiliated utility companies jointly own OVEC. The aggregate equity participation of AEP in OVEC is 43.47%.  Until September 1, 2001, OVEC supplied from its generating capacity the power requirements of a uranium enrichment plant near Portsmouth, Ohio owned by the DOE.  The sponsoring companies are now entitled to receive and obligated to pay for all OVEC capacity (approximately 2,200 MW) in proportion to their respective power participation ratios.  The aggregate power participation ratio of APCo, CSPCo, I&M and OPCo is 43.47%. The proceeds from the sale of power by OVEC are designed to be sufficient for OVEC to meet its operating expenses and fixed costs and to provide a return on its equity capital.  The Amended and Restated Inter-Company Power Agreement, which defines the rights of the owners and sets the power participation ratio of each, will expire by its terms on March 12, 2026.  AEP and the other owners have authorized environmental investments related to their ownership interests.  As of December 2008, OVEC’s Board of Directors has authorized capital expenditures totaling $981.6 million in connection with the engineering and construction of flue gas desulfurization (sulfur dioxide scrubber) projects and the associated scrubber waste disposal landfills at its two generating plants.  OVEC’s Board of Directors has delayed for at least eighteen months final completion of construction on one of the plants.  If approved and fully funded, the estimated total cost to complete the scrubber and landfill projects would be in excess of $1.2 billion, which OVEC would expect to finance through issuing debt.

ELECTRIC TRANSMISSION AND DISTRIBUTION

General

AEP’s public utility subsidiaries (other than AEGCo) own and operate transmission and distribution lines and other facilities to deliver electric power. See Item 2—Properties for more information regarding the transmission and distribution lines. Most of the transmission and distribution services are sold, in combination with electric power, to retail customers of AEP’s public utility subsidiaries in their service territories.  These sales are made at rates approved by the state utility commissions of the states in which they operate, and in some instances, approved by the FERC.  See Item 1 –Utility Operations - Regulation—Rates. The FERC regulates and approves the rates for wholesale transmission transactions. See Item 1 –Utility Operations - Regulation—FERC.  As discussed below, some transmission services also are separately sold to non-affiliated companies.

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

AEP Transmission Pool

Transmission Agreement: APCo, CSPCo, I&M, KPCo and OPCo operate their transmission lines as a single interconnected and coordinated system in AEP East transmission zone and are parties to the TEA, defining how they share the costs and benefits associated with their relative ownership of the extra-high-voltage transmission system (facilities rated 345kV and above) and certain facilities operated at lower voltages (138kV up to 345kV). The TEA has been approved by the FERC. Sharing under the TEA is based upon each company’s “member-load-ratio.”  The member-load-ratio is calculated monthly by dividing such company’s highest monthly peak demand for the last twelve months by the aggregate of the highest monthly peak demand for the last twelve months for all east zone operating companies.  The respective peak demands and member-load-ratios as of December 31, 2008 are set forth above in the section titled ELECTRIC GENERATION – AEP Power Pool and CSW Operating Agreement.

The following table shows the net (credits) or charges allocated among the parties to the TEA during the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
	(in thousands)
APCo	$(16,000)	$(25,000)	$(29,000)
CSPCo	46,000	51,900	55,000
I&M	(37,000)	(34,600)	(37,000)
KPCo	(2,000)	(800)	(2,000)
OPCo	9,000	8,500	13,000

Transmission Coordination Agreement: PSO, SWEPCo, TCC, TNC and AEPSC are parties to the TCA, which has been approved by the FERC.  Under the TCA, a coordinating committee is charged with the responsibility of (i) overseeing the coordinated planning of the transmission facilities of the AEP West companies in the AEP West transmission zone, including the performance of transmission planning studies, (ii) the interaction of such subsidiaries with independent system operators and other regional bodies interested in transmission planning and (iii) compliance with the terms of the OATT filed with the FERC and the rules of the FERC relating to such tariff.  Pursuant to the TCA, the AEP West companies have delegated to AEPSC responsibility for monitoring the reliability of their transmission systems and administering the AEP OATT on their behalf. Prior to September 2005, the TCA also provided for the allocation among the AEP West companies of revenues collected for transmission and ancillary services provided under the AEP OATT.  Since then, these allocations have been determined by the FERC-approved OATT for the SPP (with respect to PSO and SWEPCo) and PUCT-approved protocols for ERCOT (with respect to TCC and TNC).

The following table shows the net (credits) or charges allocated pursuant to the SPP OATT and ERCOT protocols as described above during the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
	(in thousands)
PSO	$1,800	$500	$8,200
SWEPCo	(1,900)	(500)	(8,200)
TCC	1,100	1,100	1,500
TNC	(1,000)	(1,100)	(1,500)

Transmission Services for Non-Affiliates: In addition to providing transmission services in connection with their own power sales, AEP’s public utility subsidiaries through RTOs also provide transmission services for non-affiliated companies. See Item 1 –Utility Operations – Electric Transmission and Distribution - Regional Transmission Organizations, below. Transmission of electric power by AEP’s public utility subsidiaries is regulated by the FERC.

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

Regional Transmission Organizations

The AEP East Companies are members of PJM (a FERC-approved RTO).  SWEPCo and PSO are members of the SPP (another FERC-approved RTO).  RTOs operate, plan and control utility transmission assets in a manner designed to provide open access to such assets in a way that prevents discrimination between participants owning transmission assets and those that do not. The remaining AEP West companies (TCC and TNC) are members of ERCOT. See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2008 Annual Reports under the heading entitled Regional Transmission Rate Proceedings at the FERC for additional information regarding RTOs.

REGULATION

General

Except for transmission and/or retail generation sales in certain of its jurisdictions, AEP’s public utility subsidiaries’ retail rates and certain other matters are subject to traditional cost-based regulation by the state utility commissions.  See Item 1 – Utility Operations - Electric Restructuring and Customer Choice Legislation and Rates, below. AEP’s subsidiaries are also subject to regulation by the FERC under the FPA with respect to wholesale power and transmission service transactions as well as certain unbundled retail transmission rates mainly in Ohio.  I&M is subject to regulation by the NRC under the Atomic Energy Act of 1954, as amended, with respect to the operation of the Cook Plant.  AEP and its public utility subsidiaries are also subject to the regulatory provisions of EPACT, much of which is administered by the FERC.  EPACT contains key provisions affecting the electric power industry such as giving the FERC “backstop” transmission siting authority as well as increased utility merger oversight.  The law also provides incentives and funding for clean coal technologies and initiatives to voluntarily reduce greenhouse gases.

Rates

Historically, state utility commissions have established electric service rates on a cost-of-service basis, which is designed to allow a utility an opportunity to recover its cost of providing service and to earn a reasonable return on its investment used in providing that service. A utility’s cost of service generally reflects its operating expenses, including operation and maintenance expense, depreciation expense and taxes. State utility commissions periodically adjust rates pursuant to a review of (i) a utility’s adjusted revenues and expenses during a defined test period and (ii) such utility’s level of investment. Absent a legal limitation, such as a law limiting the frequency of rate changes or capping rates for a period of time, a state utility commission can review and change rates on its own initiative. Some states may initiate reviews at the request of a utility, customer, governmental or other representative of a group of customers. Such parties may, however, agree with one another not to request reviews of or changes to rates for a specified period of time.

Public utilities have traditionally financed capital investments until the new asset was placed in service.  Provided the asset was found to be a prudent investment, it was then added to rate base and entitled to a return through rate recovery.  Given long lead times in construction, the high costs of plant and equipment and difficult capital markets, we are actively pursuing strategies to accelerate rate recognition of investments and cash flow.  AEP representatives are leading the dialogue with our state commissioners and legislators on alternative ratemaking options to reduce regulatory lag and enhance certainty in the process.   These options include pre-approvals, a return on construction work in progress, rider/trackers, securitization, formula rates and the inclusion of future test-year projections into rates.

In many jurisdictions, the rates of AEP’s public utility subsidiaries are generally based on the cost of providing traditional bundled electric service (i.e., generation, transmission and distribution service). In the ERCOT area of Texas, our utilities have exited the generation business and they currently charge unbundled cost-based rates for transmission and distribution service only.  In Ohio, rates for electric service are unbundled for generation, transmission and distribution service.  Historically, the state regulatory frameworks in the service area of the AEP System reflected specified fuel costs as part of bundled (or, more recently, unbundled) rates or incorporated fuel adjustment clauses in a utility’s rates and tariffs. Fuel adjustment clauses permit periodic adjustments to fuel cost recovery from customers and therefore provide protection against exposure to fuel cost changes. While the historical framework remains in a portion of AEP’s service territory, CSPCo and OPCo did not have a fuel adjustment clause to recover increased fuel costs in Ohio through 2008.  CSPCo and OPCo are seeking to implement a fuel cost recovery mechanism.

The following state-by-state analysis summarizes the regulatory environment of certain major jurisdictions in which AEP operates. Several public utility subsidiaries operate in more than one jurisdiction.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2008 Annual Reports, for more information regarding pending rate matters.

Indiana: I&M provides retail electric service in Indiana at bundled rates approved by the IURC, with rates set on a cost-of-service basis.  Indiana provides for timely fuel and purchased power cost recovery through a fuel cost recovery mechanism.

Ohio: CSPCo and OPCo each operated as a functionally separated utility and provided “default” retail electric service to customers at unbundled rates pursuant to the Ohio Act.  Pursuant to rate stabilization plans approved by the PUCO, CSPCo and OPCo provide retail generation service at rates approved by the PUCO.   CSPCo and OPCo are providing and will continue to provide distribution services to retail customers at cost based rates approved by the PUCO.  Transmission services will continue to be provided at OATT rates based on rates established by the FERC.  CSPCo and OPCo’s generation/supply rates are no longer cost based regulated. Pursuant to the Ohio Amendments, CSPCo and OPCo have filed their ESP with PUCO, each requesting an annual rate increase for 2009 through 2011 that would not exceed approximately 15% per year.  A significant portion of the requested increases results from the implementation of a fuel cost recovery mechanism that primarily includes fuel costs, purchased power costs including mandated renewable energy, consumables such as urea, other variable production costs and gains and losses on sales of emission allowances.  CSPCo and OPCo have not had a fuel adjustment clause since 1999.

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

Texas: TCC has sold all of its generation assets.  TNC has one active generation unit.  However, all of the output from that unit is sold to a non-utility affiliate pursuant to an agreement effective through 2027.  Most retail customers in TCC’s and TNC’s ERCOT service area of Texas are served through non-affiliated Retail Electric Providers (“REPs”).  TCC and TNC provide retail transmission and distribution service on a cost-of-service basis at rates approved by the PUCT and wholesale transmission service under tariffs approved by the FERC consistent with PUCT rules.  In August 2006, the PUCT delayed competition in the SPP area of Texas until at least January 1, 2011. As such, the PUCT continues to approve base and fuel rates for SWEPCo’s Texas operations on a cost of service basis.

Virginia: APCo currently provides retail electric service in Virginia at unbundled rates.  In April 2007, the Virginia legislature adopted a comprehensive law providing for the re-regulation of electric utilities’ generation and supply rates after the December 31, 2008 expiration of capped rates.    The law provides for, among other things, biennial rate reviews beginning in 2009; rate adjustment clauses for the recovery of a variety of costs and a minimum allowed return on equity which will be based on the average earned return on equity of regional vertically integrated electric utilities.  The law also provides that utilities may retain a minimum of 25% of the margins from off-system sales with the remaining margins from such sales credited against a fuel adjustment clause factor with a true-up to actual.

West Virginia: APCo and WPCo provide retail electric service at bundled rates approved by the WVPSC. West Virginia generally allows for timely recovery of fuel costs through an expanded net energy clause which trues up to actual expenses.

Other Jurisdictions: The public utility subsidiaries of AEP also provide service at cost based regulated bundled rates in Arkansas, Kentucky, Louisiana and Tennessee and regulated unbundled rates in Michigan.  These jurisdictions provide for the timely recovery of fuel costs through fuel adjustment clauses that true-up to actual expenses.

The following table illustrates the current rate regulation status of the states in which the public utility subsidiaries of AEP operate:

			Fuel Clause Rates(1)
				Off-System Sales Profits	Percentage of AEP System
	Status of Base Rates for			Shared with	Retail
Jurisdiction	Power Supply	Energy Delivery	Status	Ratepayers	Revenues(2)

Ohio	See footnote 3	See footnote 3	See footnote 3	Not applicable	32%

Oklahoma	Not capped or frozen	Not capped or frozen	Active	Yes	14%

Texas ERCOT	Not applicable (4)	Not capped or frozen	Not applicable	Not applicable	8%

Texas SPP	Not capped or frozen (4)	Not capped or frozen	Active	Yes	4%

West Virginia	Not capped or frozen	Not capped or frozen	Active	Yes	10%

Indiana	Not capped or frozen	Not capped or frozen	Active	No	9%

Virginia	Not capped or frozen (5)	Not capped or frozen (5)	Active	Yes	9%

Louisiana	Not capped or frozen	Not capped or frozen	Active	Yes, above base levels	4%

Kentucky	Not capped or frozen	Not capped or frozen	Active	Yes, above and below base levels(6)	4%

Arkansas	Not capped or frozen	Not capped or frozen	Active	Yes, above base levels	3%

Michigan	Not capped or frozen	Not capped or frozen	Active	Yes, in some areas	2%

Tennessee	See footnote 7	Not capped or frozen	Active	Not applicable	1%

(1)	Includes, where applicable, fuel and fuel portion of purchased power.

(2)
Represents the percentage of revenues from sales to retail customers from AEP utility companies operating in each state to the total AEP System revenues from sales to retail customers for the year ended December 31, 2008.

(3)
The PUCO approved rate stabilization plans (RSP) filed by CSPCo and OPCo that began after the market development period and extended through December 31, 2008 during which OPCo’s retail generation rates increased 7% annually and CSPCo’s retail generation rates increased 3% annually.  Distribution rates were frozen, with certain exceptions, through December 31, 2008.  Pursuant to the Ohio Amendments, in July 2008, CSPCo and OPCo filed ESP with the PUCO to establish rates for 2009 through 2011.  CSPCo and OPCo have requested retroactive application of the new rates, including the fuel cost recovery mechanism, back to January 1, 2009 upon approval of the ESP.  In December 2008, the PUCO ordered that CSPCo and OPCo continue using their current RSP rates until the PUCO issues a ruling on the ESP or the end of the February 2009 billing cycle, whichever comes first.  In January 2009, CSPCo and OPCo filed an application with the PUCO requesting the PUCO to authorize deferred fuel accounting beginning January 1, 2009.  See Note 4 to the consolidated financial statements, entitled Rate Matters.

(4)
TCC and TNC are no longer in the retail generation supply business.  TCC and TNC provide only regulated delivery services in ERCOT.  SWEPCo is vertically integrated utility that provides retail electric service in the SPP area of Texas.

(5)	Rates in Virginia were capped, subject to adjustment, through 2008. Beginning January 1, 2009, rates are neither capped nor frozen.

(6)
If the monthly off-system sales profits do not meet the monthly level built into base rates, ratepayers reimburse KPCo for a portion of the shortfall.  If the monthly off-system sales profits exceed the monthly base amount built into base rates, KPCo reimburses ratepayers for a portion of the excess.

(7)
Prior to January 1, 2009, base rates for power supply were not capped or frozen.  Effective January 1, 2009, base rates for power supply will phase-in increases of $24 million, $3 million and $9 million for the years beginning January 1, 2009, 2010 and 2011, respectively.  Any filing to increase the amount Kingsport pays for the non-fuel component of its purchase power, other than as discussed above, cannot be made prior to January 1, 2012.

FERC

Under the FPA, the FERC regulates rates for interstate sales at wholesale, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. The FERC regulations require AEP to provide open access transmission service at FERC-approved rates. The FERC also regulates unbundled transmission service to retail customers.  The FERC also regulates the sale of power for resale in interstate commerce by (i) approving contracts for wholesale sales to municipal and cooperative utilities and (ii) granting authority to public utilities to sell power at wholesale at market-based rates upon a showing that the seller lacks the ability to improperly influence market prices.  Except for wholesale power that AEP delivers within its control area of the SPP, AEP has market-rate authority from the FERC, under which much of its wholesale marketing activity takes place.  The FERC requires each public utility that owns or controls interstate transmission facilities to, directly or through an RTO, file an open access network and point-to-point transmission tariff that offers services comparable to the utility’s own uses of its transmission system. The FERC also requires all transmitting utilities, directly or through an RTO, to establish an OASIS, which electronically posts transmission information such as available capacity and prices, and require utilities to comply with Standards of Conduct that prohibit utilities’ transmission employees from providing non-public transmission information to the utility’s marketing employees.

The FERC oversees the voluntary formation of RTOs, entities created to operate, plan and control utility transmission assets. Order 2000 also prescribes certain characteristics and functions of acceptable RTO proposals.  As a condition of the FERC’s approval in 2000 of AEP’s merger with CSW, AEP was required to transfer functional control of its transmission facilities, including OASIS and tariff responsibilities, to one or more RTOs.  As a result, the AEP East Companies are members of PJM. SWEPCo and PSO are members of SPP.

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

ELECTRIC RESTRUCTURING AND CUSTOMER CHOICE LEGISLATION

Certain states in AEP’s service area have adopted restructuring or customer choice legislation. In general, this legislation provides for a transition from bundled cost-based rate regulated electric service to unbundled cost-based rates for transmission and distribution service and market pricing for the supply of electricity with customer choice of supplier. At a minimum, this legislation allows retail customers to select alternative generation suppliers. Electric restructuring and/or customer choice began on January 1, 2001 in Ohio and on January 1, 2002 in Michigan and the ERCOT area of Texas. Electric restructuring in the SPP area of Texas has been delayed by the PUCT until at least 2011. AEP’s public utility subsidiaries operate in both the ERCOT and SPP areas of Texas.  Customer choice also began in Virginia on January 1, 2002, but ended in 2009 for residential customers (except those seeking green power) pursuant to a new law providing for the re-regulation of electric utilities’ generation and supply rates.

Ohio Restructuring

Currently, the Ohio Act requires vertically integrated electric utility companies that are in the business of providing competitive retail electric service in Ohio to separate their generating functions from their transmission and distribution functions. Following the market development period (which ended December 31, 2005), retail customers receive distribution and, where applicable, transmission service from the incumbent utility whose cost-based distribution rates are approved by the PUCO and whose cost-based transmission rates are based on rates established by the FERC.  See Item 1 – Utility Operations - Regulation—FERC for a discussion of FERC regulation of transmission rates, Regulation—Rates—Ohio and Note 4 to the consolidated financial statements entitled Rate Matters, included in the 2008 Annual Reports, for a discussion of the impact of restructuring on distribution rates. The PUCO has authorized CSPCo and OPCo to remain functionally separated.

Pursuant to the Ohio Amendments, CSPCo and OPCo have filed ESP with the PUCO, each requesting an annual rate increase for 2009 through 2011 that would not exceed approximately 15% per year.  A significant portion of the requested increases results from the implementation of a fuel cost recovery mechanism that primarily includes fuel costs, purchased power costs including mandated renewable energy, consumables such as urea, other variable production costs and gains and losses on sales of emission allowances.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2008 Annual Reports, for more information.

Texas Restructuring

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

The Texas Act also provides each affected utility an opportunity to recover its generation-related regulatory assets and stranded costs resulting from the legal separation of the transmission and distribution utility from the generation facilities and the related introduction of retail electric competition at non-cost based rates for generation/supply of electricity.  Regulatory assets consist of the Texas jurisdictional amount of generation-related regulatory assets and liabilities in the audited financial statements as of December 31, 1998.  Stranded costs consist of the excess of the net regulated book value of generation assets (as of December 31, 2001) over the market value of those assets, taking specified factors into account, as ultimately determined in a PUCT true-up proceeding.

TCC elected to sell its generating facilities to establish its recoverable stranded costs.  In May 2005, TCC filed its stranded cost quantification application, or true-up proceeding, with the PUCT seeking recovery of $2.4 billion of net stranded generation costs and other recoverable true-up items.  A final order was issued in April 2006.  In the final order, the PUCT determined TCC’s net stranded generation costs and other recoverable true-up items to be approximately $1.475 billion.  Other parties have appealed the PUCT’s final order as unwarranted or too large; TCC has appealed seeking additional recovery consistent with the Texas Act and related rules.  TCC intends to appeal any final adverse rulings regarding the PUCT’s order in the true-up proceedings.

After PUCT approval, in October 2006 TCC issued $1.74 billion of securitization bonds, including additional issuance and carrying costs through the date of issuance.  For a discussion of (i) regulatory assets and stranded costs subject to recovery by TCC and (ii) rate adjustments made after implementation of restructuring to allow recovery of certain costs by or with respect to TCC and TNC, see Note 4 to the consolidated financial statements entitled Rate Matters included in the 2008 Annual Reports.

Michigan Customer Choice

Customer choice commenced for I&M’s Michigan customers on January 1, 2002.  In October 2008, the Governor of Michigan signed legislation to limit customer choice load to no more than 10% of the annual retail load for the preceding calendar year. Rates for retail electric service for I&M’s Michigan customers were unbundled (though they continue to be cost based regulated) to allow customers the ability to evaluate the cost of generation service for comparison with other suppliers. At December 31, 2008, none of I&M’s Michigan customers have elected to change suppliers and no alternative electric suppliers are registered to compete in I&M’s Michigan service territory.

Virginia Re-regulation

In April 2007, the Virginia legislature adopted a comprehensive law providing for the re-regulation of electric utilities’ generation and supply rates after the December 31, 2008 expiration of adjusted capped rates.    The law provides for, among other things, biennial rate reviews beginning in 2009; rate adjustment clauses for the recovery of a variety of costs and a minimum allowed return on equity which will be based on the average earned return on equity of regional vertically integrated electric utilities.  The law also provides that utilities may retain a minimum of 25% of the margins from off-system sales with the remaining margins from such sales credited against APCo’s fuel adjustment clause factor with a true-up to actual.

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

AEP RIVER OPERATIONS

Our AEP River Operations Segment transports coal and dry bulk commodities primarily on the Ohio, Illinois, and lower Mississippi rivers.  Almost all of our customers are nonaffiliated third parties who obtain the transport of coal and dry bulk commodities for various uses.  We charge these customers market rates for the purpose of making a profit.  Depending on market conditions and other factors, including barge availability, we permit AEP utility subsidiary affiliates to use certain of our equipment at rates that reflect our cost.  Our affiliated utility customers procure the transport of coal for use as fuel in their respective generating plants.  We charge affiliated customers rates that reflect our costs.  AEP River Operations includes approximately 2,252 barges, 42 towboats and 22 harbor boats that we own or lease. These assets are separate from the barges and towboats dedicated exclusively to transporting coal for use as fuel in our own generating facilities discussed under the prior segment.  See Item 1 – Utility Operations - Electric Generation —Fuel Supply—Coal and Lignite.

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

GENERATION AND MARKETING

Our Generation and Marketing Segment consists of non-utility generating assets and a competitive power supply and energy trading and marketing business.  We enter into short and long-term transactions to buy or sell capacity, energy and ancillary services primarily in the ERCOT market.  As of December 31, 2008, the assets utilized in this segment included approximately 310 MW of company-owned domestic wind power facilities, 75MW of domestic wind power from a long-term purchase power agreement and 377 MW of coal-fired capacity which was obtained through an agreement effective through 2027 that transfers TNC’s interest in the Oklaunion power station to AEP Energy Partners, Inc.  During first quarter of 2009, one of our non-utility affiliates, AEP Energy Partners, Inc., entered into a purchase power agreement effective through 2029 that entitles us to the output of a wind farm of approximately 100MW capacity.  TNC’s transfer of coal-fired generation capacity is in order to comply with the separation requirements of the Texas Act.  The power obtained from the Oklaunion power station is marketed and sold in ERCOT.  We are regulated by the PUCT for transactions inside ERCOT and by the FERC for transactions outside of ERCOT.  While peak load in ERCOT typically occurs in the summer, we do not necessarily expect seasonal variation in our operations.

OTHER

Plaquemine Cogeneration Facility

Pursuant to an agreement with Dow, AEP constructed an 880 MW cogeneration facility (“Facility”) at Dow’s chemical facility in Plaquemine, Louisiana that achieved commercial operation status in 2004.  Dow used a portion of the energy produced by the Facility and sold the excess power to us.  We agreed to sell up to all of the excess 800 MW to Tractebel.  Litigation in connection with that power agreement was settled in August, 2005.  For more information, see Note 6 to the consolidated financial statements entitled Commitments, Guarantees and Contingencies.  In November 2006, we sold our interest in the Facility to Dow.  Negotiations for the sale resulted in an after-tax impairment of approximately $136 million.  See Note 7 to the consolidated financial statements entitled Acquisitions, Dispositions, Discontinued Operations and Impairments.

For information regarding other non-core investments, see Note 7 to the consolidated financial statements entitled Acquisitions, Dispositions, Discontinued Operations and Impairments, included in the 2008 Annual Reports.

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

Our planned capital investment program coincides with a material increase in the price of the fuels used to generate electricity.  Most of our jurisdictions have fuel clauses that permit us to recover these increased fuel costs through rates without a general rate case.  While prudent capital investment and variable fuel costs each generally warrant recovery, in practical terms our regulators could limit the amount or timing of increased costs that we would recover through higher rates.  Any such limitation could cause our financial results to be diminished.

While Indiana permits the recovery of prudently incurred costs, our request for rate recovery may not be approved in its entirety. (Applies to AEP and I&M.)

     In January 2008, I&M filed a request to increase base rates in its Indiana jurisdiction by approximately $80 million. The request included a return on equity of 11.5% and the ability to introduce additional riders.  The requested increase is attributable to additional costs relating to operating in the PJM, reliability enhancement, demand side management, additional off-system sales margin sharing and environmental compliance costs.  While regulation in Indiana provides for a return on costs prudently incurred, there can be no assurance that the IURC will approve all of the costs included in our filing or that this process will result in rates providing full recovery in a timely manner.  If the IURC denies the requested rate recovery, it could adversely impact future results of operations, cash flows and financial conditions.

Our request for rate recovery in Ohio may not be approved in its entirety.  (Applies to AEP, OPCo and CSPCo)

In July 2008, within the parameters of the ESP, CSPCo and OPCo filed with the PUCO to establish rates for 2009 through 2011.  CSPCo and OPCo each requested an annual rate increase for 2009 through 2011 that would not exceed approximately 15% per year.  A significant portion of the requested increases results from the implementation of a fuel cost recovery mechanism that primarily includes fuel costs, purchased power costs including renewable energy, consumables such as urea, other variable production costs and gains and losses on sales of emission allowances.  Management expects a PUCO decision on the ESP filings in the first quarter of 2009. CSPCo and OPCo have requested retroactive application of the new rates back to January 1, 2009 upon approval.  If the PUCO denies all or part of the requested rate recovery, it could have an adverse effect on future net income, cash flows and financial condition.

We may not recover costs incurred to begin constructing generating plants that are canceled. (Applies to each registrant)

Our business plan for the construction of new generating units involves a number of risks, including construction delays, nonperformance by equipment suppliers, and increases in equipment and labor costs. To limit the risks of these construction projects, we enter into equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects is canceled for any reason, including our failure to receive necessary regulatory approvals and/or siting or environmental permits, we could incur significant cancellation penalties under the equipment purchase orders and construction contracts. In addition, if we have recorded any construction work or investments as a regulatory asset we may need to impair that asset in the event the project is canceled.

Rate regulation may delay or deny full recovery of capital improvements, additions and other costs. (Applies to each registrant.)

Our public utility subsidiaries currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated based on an analysis of the applicable utility’s expenses incurred in a test year.  Thus, the rates a utility is allowed to charge may or may not match its expenses at any given time.  There may also be a delay between the timing of when these costs are incurred and when these costs are recovered.  Traditionally, we have financed capital investments and improvements until the new asset was placed in service.  Provided the asset was found to be a prudent investment, the asset was then added to rate base and entitled to a return through rate recovery.  Long lead times in construction, the high costs of plant and equipment and difficult capital markets has heightened the risks involved in our capital investments and improvements. While we are actively pursuing strategies to accelerate rate recognition of investments and cash flow, including pre-approvals, a return on construction work in progress, rider/trackers, securitization, formula rates and the inclusion of future test-year projections into rates, there can be no assurance that these will be adopted, that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs in a timely manner.

Certain of our revenues and results of operations are subject to risks that are beyond our control.  (Applies to each registrant.)

Our operations are structured to comply with all applicable federal and state laws and regulations and we take measures to minimize the risk of significant disruptions.  Material disruptions at one or more of our operational facilities, however, could negatively impact our revenues, operating and capital expenditures and results of operations.  Such events may also create additional risks related to the supply and/or cost of equipment and materials.  We could experience unexpected but significant interruption due to several events, including:

•	major facility or equipment failure;
•	an environmental event such as a serious spill or release;
•	fires, floods, droughts, earthquakes, hurricanes or other natural disasters;
•	wars, terrorist acts or threats and other catastrophic events;
•	significant health impairments or disease events, and;
•	other serious operational problems.

We are exposed to nuclear generation risk. (Applies to AEP and I&M.)

Through I&M, we own the Cook Plant.  It consists of two nuclear generating units for a rated capacity of 2,191 MW, or 8-9% of the electricity we generate.  We are, therefore, subject to the risks of nuclear generation, which include the following:

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

A hearing was held in May 2006 to determine whether any of the SECA revenues should be refunded. In August 2006, the ALJ ruled that the rate design for the recovery of SECA charges was flawed and that a large portion was not recoverable. The ALJ found that the SECA rates charged were unfair, unjust and discriminatory, and that new compliance filings and refunds should be made. The ALJ also found that unpaid SECA rates must be paid in the recommended reduced amount.  The FERC has not ruled on the matter.  If the FERC upholds the decision of the ALJ, it would disallow $90 million of the AEP East companies’ remaining unsettled $108 million of unsettled gross SECA revenues.  AEP has settled $112 million of SECA revenues for $10 million. We have recorded a provision for estimated settlement refunds.   After completed and in-process settlements, the AEP East companies have a remaining reserve balance of $34 million to settle the remaining $108 million in unsettled gross SECA revenues. Based on this settlement history, the $34 million reserve balance should be adequate to absorb the potential refund of the remaining contested SECA rates, assuming that the claims are settled.  Payments in excess of the reserve balance could harm our results of operations and financial position.

An increase in the amount PJM charges us for transmitting power over its network may not be fully recoverable. (Applies to AEP and I&M.)

On June 1, 2007, in response to a 2006 FERC order, PJM revised its methodology for calculating the effect of transmission line losses in generation dispatch when determining locational marginal prices.   The new method is designed to recognize the varying delivery costs of transmitting electricity from individual generator locations to the places where customers consume the energy.  Due to the implementation of the new methodology, we experienced an increase in the cost of transmitting energy to customer load zones in the PJM.  AEP has initiated discussions with PJM regarding the impact of the new methodology and will pursue a modification through the appropriate stakeholder processes.  Management believes these additional costs should be recoverable through retail and/or cost-based wholesale rates.  Recovery has been authorized by the PUCO, KPSC, VSCC and WVPSC.  The adjudication of the filing with the IURC is pending.  In the interim, such costs in these jurisdictions will have an adverse effect on future results of operations and cash flows.  Management is unable to predict whether full recovery will ultimately be approved.

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

We are currently obligated to supply power in parts of eleven states.  From time to time, because of unforeseen circumstances, the demand for power required to meet these obligations could exceed our available generation capacity.  If this occurs, we would have to buy power from the market.  This would increase the pressure on our short-term debt financing capacity in times of tight liquidity.  We may not always have the ability to pass these costs on to our customers, and the time lag between incurring costs and recovery can be long.  Since these situations most often occur during periods of peak demand, it is possible that the market price for power at that time would be very high. Even if a supply shortage were brief, we could suffer substantial losses that could reduce our results of operations.

Risks Related to Market, Economic or Financial Volatility

If we are unable to access capital markets on reasonable terms, it could have an adverse impact on our net income, cash flows and financial condition.  (Applies to each registrant)

We rely on access to capital markets as a significant source of liquidity for capital requirements not satisfied by operating cash flows.  The recent volatility and reduced liquidity in the financial markets could affect our ability to raise capital and fund our capital needs, including construction costs and refinancing maturing indebtedness.  In addition, if capital is available only on less than reasonable terms or to borrowers whose creditworthiness is better than ours, capital costs could increase materially.  Restricted access to capital markets and/or increased borrowing costs could have an adverse impact on net income, cash flows and financial condition.

Downgrades in our credit ratings could negatively affect our ability to access capital and/or to operate our power trading businesses.  (Applies to each registrant.)

The credit ratings agencies periodically review our capital structure and the quality and stability of our earnings.  Any negative ratings actions could constrain the capital available to our industry and could limit our access to funding for our operations.  Our business is capital intensive, and we are dependent upon our ability to access capital at rates and on terms we determine to be attractive.  In the current period of market turmoil, access to capital is difficult for all borrowers.  If our ability to access capital becomes significantly constrained, our costs of capital will likely increase and our financial condition could be harmed and future results of operations could be adversely affected.

If Moody’s or S&P were to downgrade the long-term rating of any of the securities of the registrants, particularly below investment grade, the borrowing costs of that registrant would increase, which would diminish its financial results.  In addition, the registrant’s potential pool of investors and funding sources could decrease.  Over the first two months of 2009, Moody’s placed the senior unsecured debt rating of AEP on negative outlook, the senior unsecured debt rating of OPCo, SWEPCo, TCC and TNC on review for possible downgrade and changed the outlook of APCo from negative to stable.  In February 2008 Fitch downgraded the senior unsecured debt rating of PSO to BBB+ with stable outlook.  Fitch placed the senior unsecured debt rating of APCo and TCC on negative outlook in May 2008 and February 2009, respectively.

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

Our retirement plans may require additional significant contributions. (Applies to each registrant.)

The performance of the capital markets affects the value of the assets that are held in trust to satisfy future obligations under our defined benefit pension plans. The recent deterioration of the capital markets has led to a decline in the market value of these assets and a reduction in the benchmark discount rate with respect to a return on these assets. Accordingly, we expect that our future funding requirements of the obligations under our defined benefit plans to significantly increase.

AEP has no income or cash flow apart from dividends paid or other obligations due it from its subsidiaries.  (Applies to AEP.)

AEP is a holding company and has no operations of its own.  Its ability to meet its financial obligations associated with its indebtedness and to pay dividends on its common stock is primarily dependent on the earnings and cash flows of its operating subsidiaries, primarily its regulated utilities, and the ability of its subsidiaries to pay dividends to, or repay loans from, AEP.  Its subsidiaries are separate and distinct legal entities that have no obligation (apart from loans from AEP) to provide AEP with funds for its payment obligations, whether by dividends, distributions or other payments. Payments to AEP by its subsidiaries are also contingent upon their earnings and business considerations. In addition, any payment of dividends, distributions or advances by the utility subsidiaries to AEP would be subject to regulatory or contractual restrictions.  AEP indebtedness and common stock dividends are effectively subordinated to all subsidiary indebtedness and preferred stock obligations.

Our operating results may fluctuate on a seasonal or quarterly basis and with general economic conditions.  (Applies to each registrant.)

Electric power generation is generally a seasonal business.  In many parts of the country, demand for power peaks during the hot summer months, with market prices also peaking at that time.  In other areas, power demand peaks during the winter.  As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis.  The pattern of this fluctuation may change depending on the terms of power sale contracts that we enter into.  In addition, we have historically sold less power, and consequently earned less income, when weather conditions are milder.  Unusually mild weather in the future could diminish our results of operations and harm our financial condition.  Conversely, unusually extreme weather conditions could increase AEP’s results of operations in a manner that would not likely be sustainable.  Further, deteriorating economic conditions generally result in reduced consumption by our customers, particularly industrial customers who may curtail operations or cease production entirely, while an expanding economic environment generally results in increased revenues.  As a result, our overall operating results in the future may fluctuate on the basis of prevailing economic conditions.  For example, a leading customer of APCO, Century Aluminum in West Virginia, announced in February 2009 that it was ceasing operations.

Failure to attract and retain an appropriately qualified workforce could harm our results of operations. (Applies to each registrant.)

Certain events, such as an aging workforce without appropriate replacements, mismatch of skillset or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate our business.  If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be negatively affected.

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

Changes in commodity prices and the costs of transport may increase our cost of producing power or decrease the amount we receive from selling power, harming our financial performance.  (Applies to each registrant.)

We are exposed to changes in the price and availability of coal and the price and availability to transport coal because most of our generating capacity is coal-fired.  We have contracts of varying durations for the supply of coal for most of our existing generation capacity, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on terms as favorable as the current contracts.   Similarly, we are exposed to changes in the price and availability of emission allowances.   We use emission allowances based on the amount of coal we use as fuel and the reductions achieved through emission controls and other measures.   According to our estimates, we have procured sufficient emission allowances to cover our projected needs for the next two years and for much of the projected needs for periods beyond that.   At some point, however, we may have to obtain additional allowances and those purchases may not be on as favorable terms as those currently obtained.

We also own natural gas-fired facilities, which increases our exposure to market prices of natural gas. Natural gas prices tend to be more volatile than prices for other fuel sources. Our ability to make off-system sales at a profit is highly dependent on the price of natural gas.  As the price of natural gas falls, other market participants that utilize natural gas-fired generation will be able to offer electricity at increasingly competitive prices relative to our off-system sales prices, so the margins we realize from sales will be lower and, on occasion, we may need to curtail operation of marginal plants.

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

Risks Relating to State Restructuring

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

Our revenues from the distribution of electricity in the ERCOT area of Texas are collected from REPs that supply the electricity we distribute to their customers.  Currently, we do business with approximately seventy REPs.  In 2008, TCC’s largest customer accounted for 28% of its operating revenues; TNC’s largest customer (a non-utility affiliate) accounted for 28% of its operating revenues and its second largest customer accounted for 12% of its operating revenues.  Adverse economic conditions, structural problems in the Texas market or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments.  We depend on these REPs for timely remittance of payments.  Any delay or default in payment could adversely affect the timing and receipt of our cash flows and thereby have an adverse effect on our liquidity.

Risks Related to Owning and Operating Generation Assets and Selling Power

Our costs of compliance with environmental laws are significant and the cost of compliance with future environmental laws could harm our cash flow and profitability or cause some of our electric generating units to be uneconomical to maintain or operate. (Applies to each registrant)

Our operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety.  Approximately 90% of the electricity generated by the AEP system is produced by the combustion of fossil fuels.  Emissions of nitrogen and sulfur oxides, mercury and particulates from fossil fueled generating plants are potentially subject to increased regulations, controls and mitigation expenses.  Compliance with these legal requirements requires us to commit significant capital toward environmental monitoring, installation of pollution control equipment, emission fees and permits at all of our facilities.  These expenditures have been significant in the past, and we expect that they will increase in the future.  Further, environmental advocacy groups, other organizations and some agencies in the United States are focusing considerable attention on CO2 emissions from power generation facilities and their potential role in climate change.  Although several bills have been introduced in Congress that would compel CO2 emission reductions, none have advanced through the legislature.  In April 2007 the U.S. Supreme Court determined that CO2 is an “air pollutant” and that the Federal EPA has authority to regulate CO2 emissions under the CAA.  In July 2008 the Federal EPA issued an advance notice of proposed rulemaking (ANPR) that requests comments on a wide variety of issues in response to the U.S. Supreme Court’s decision.  The ANPR could lead to regulations limiting the emissions of CO2 from our generating plants.  In addition, the Obama administration has indicated that it intends to focus on reducing CO2 emissions.

Costs of compliance with environmental regulations could adversely affect our net income and financial position, especially if emission and/or discharge limits are tightened, more extensive permitting requirements are imposed, additional substances become regulated and the number and types of assets we operate increase.  All of our estimates are subject to significant uncertainties about the outcome of several interrelated assumptions and variables, including timing of implementation, required levels of reductions, allocation requirements of the new rules and our selected compliance alternatives.  As a result, we cannot estimate our compliance costs with certainty.  The actual costs to comply could differ significantly from our estimates.  All of the costs are incremental to our current investment base and operating cost structure.  In addition, any legal obligation that would require us to substantially reduce our emissions beyond present levels could require extensive mitigation efforts and, in the case of CO2 legislation, would raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities.  While we expect to recover our expenditures for pollution control technologies, replacement generation and associated operating costs from customers through regulated rates (in regulated jurisdictions) or market prices, without such recovery those costs could adversely affect future net income and cash flows, and possibly financial condition.

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

Our financial performance may be impaired if Cook Plant Unit 1 is not returned to service in a reasonable period of time or in a cost-efficient manner.  (Applies to AEP and I&M)

Cook Plant Unit 1 is a 1,055 MW nuclear generating unit located in Bridgman, Michigan. In September 2008, I&M shut down Unit 1 due to turbine vibrations, likely caused by blade failure, which resulted in a fire on the electric generator.  I&M is working with its insurance company and turbine vendor to evaluate the extent of the damage resulting from the incident and the costs to return the unit to service.  Repair and replacement of the turbine rotors is estimated to cost up to approximately $330 million.  Management believes that I&M should recover a significant portion of these costs through the turbine vendor’s warranty, insurance and the regulatory process.  If any of these costs are not covered by warranty, insurance or recovered through the regulatory process, or if the unit is not returned to service in a reasonable period of time, it could have an adverse impact on net income, cash flows and financial condition.

Our revenues and results of operations from selling power are subject to market risks that are beyond our control.  (Applies to each registrant.)

We sell power from our generation facilities into the spot market or other competitive power markets or on a contractual basis.  We also enter into contracts to purchase and sell electricity, natural gas, emission allowances and coal as part of our power marketing and energy trading operations.  With respect to such transactions, the rate of return on our capital investments is not determined through mandated rates, and our revenues and results of operations are likely to depend, in large part, upon prevailing market prices for power in our regional markets and other competitive markets.  These market prices can fluctuate substantially over relatively short periods of time.  Trading margins may erode as markets mature and there may be diminished opportunities for gain should volatility decline.  In addition, the FERC, which has jurisdiction over wholesale power rates, as well as RTOs that oversee some of these markets, may impose price limitations, bidding rules and other mechanisms to address some of the volatility in these markets.  Power supply and other similar agreements entered into during extreme market conditions may subsequently be held to be unenforceable by a reviewing court or the FERC.  Fuel and emissions prices may also be volatile, and the price we can obtain for power sales may not change at the same rate as changes in fuel and/or emissions costs.  These factors could reduce our margins and therefore diminish our revenues and results of operations.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                PROPERTIES

GENERATION FACILITIES

UTILITY OPERATIONS

At December 31, 2008, the AEP System owned (or leased where indicated) generating plants with net power capabilities (winter rating) shown in the following table:

Company	Stations		Coal MW	Natural Gas MW	Nuclear MW	Lignite MW	Hydro MW	Oil MW	Total MW
AEGCo	2	(a)	1,310	1,146					2,456
APCo	17	(b)(c)	5,093	516			681		6,290
CSPCo	7	(d)	2,341	1,357				3	3,701
I&M	9	(a)	2,305		2,191		15		4,511
KPCo	1		1,060						1,060
OPCo	8	(b)(c)(e)	8,452				26		8,478
PSO	8	(f)(g)	1,026	3,552				25	4,603
SWEPCo	10	(h)	1,848	2,152		850			4,850
TNC	6	(f) (i)(j)	377	262				8	647

System Totals	62		23,812	8,985	2,191	850	722	36	36,596
Percentage of System Totals			65.1	24.5	6.0	2.3	2.0	0.1

(a)	Unit 1 of the Rockport Plant is owned one-half by AEGCo and one-half by I&M. Unit 2 of the Rockport Plant is leased one-half by AEGCo and one-half by I&M. The leases terminate in 2022 unless extended.

(b)	Unit 3 of the John E. Amos Plant is owned one-third by APCo and two-thirds by OPCo.

(c)	APCo owns Units 1 and 3 and OPCo owns Units 2, 4 and 5 of Philip Sporn Plant, respectively.

(d)	CSPCo owns generating units in common with Duke Ohio and DP&L. Its percentage ownership interest is reflected in this table.

(e)	The scrubber facilities at the General James M. Gavin Plant are leased. OPCo is permitted to terminate the lease as early as 2010.

(f)
As of December 31, 2008, PSO and TNC, along with Oklahoma Municipal Power Authority and The Public Utilities Board of the City of Brownsville, Texas, jointly owned the Oklaunion power station. PSO and TNC’s ownership interest is reflected in this portion of the table.

(g)
PSO began commercial operation of Units 4 and 5, of 85 MW each (winter rating), at its gas-fired Southwestern Plant in February 2008. Also, commercial operation of PSO’s Units 3 and 4, of 85 MW each (winter rating), at the gas-fired Riverside Plant began in April 2008.

(h)	SWEPCo owns generating units in common with Cleco Corporation and other unaffiliated parties. Only its ownership interest is reflected in this table.

(i)
TNC sold the four inactive plants of Fort Phantom, Lake Pauline, San Angelo, and Rio Pecos to Eagle Construction and Environmental Services, LP for a total of 667 MW (winter rating) in February 2008. A fifth inactive plant owned by TNC, the Oak Creek Plant (85 MW, winter rating), was conveyed to the City of Sweetwater under terms related to a settlement agreement executed by the parties in 2005.

(j)	TNC’s gas-fired and oil-fired generation has been deactivated.

Cook Nuclear Plant

The following table provides operating information relating to the Cook Plant.

	Cook Plant
	Unit 1	Unit 2
Year Placed in Operation	1975	1978
Year of Expiration of NRC License	2034	2037
Nominal Net Electrical Rating in Kilowatts	1,084,000	1,107,000
Net Capacity Factors (a)
2008	59.2%(b)	96.6%
2007	97.4%	83.8%
2006	80.4%	86.5%
2005	88.8%	97.1%

(a)
Net Capacity Factor values for Unit 1 in 2007 and 2008 reflect Nominal Net Electrical Rating in Kilowatts of 1,084,000.  The Net Capacity Factor values for Unit 1 in 2005 and 2006 reflect the previous Nominal Net Electrical Rating in Kilowatts of 1,036,000.  The Net Electrical Rating changed due to low pressure turbine replacement.

(b)	Unit 1 Net Capacity Factor for 2008 was impacted by a forced outage caused by low pressure turbine blade failures.

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

GENERATION AND MARKETING

In addition to the generating facilities described above, AEP has ownership interests in other electrical generating facilities. Information concerning these facilities at December 31, 2008 is listed below.

Facility	Fuel	Location	Capacity Total MW	Owner-ship Interest	Status

Desert Sky Wind Farm	Wind	Texas	161	100%	Exempt Wholesale Generator(a)

Trent Wind Farm	Wind	Texas	150	100%	Exempt Wholesale Generator(a)
Total			311

(a)     As defined under rules issued pursuant to EPACT.

 See Note 7 to the consolidated financial statements entitled Acquisitions, Dispositions, Discontinued Operations and Impairments, included in the 2008 Annual Reports, for a discussion of AEP’s disposition of independent power producer and foreign generation assets.

TRANSMISSION AND DISTRIBUTION FACILITIES

The following table sets forth the total overhead circuit miles of transmission and distribution lines of the AEP System and its operating companies and that portion of the total representing 765kV lines:

	Total Overhead Circuit Miles of Transmission and Distribution Lines		Circuit Miles of 765kV Lines
AEP System (a)	224,095	(b)	2,116
APCo	52,022		734
CSPCo (a)	15,519		—
I&M	22,023		615
Kingsport Power Company	1,358		—
KPCo	11,020		258
OPCo	30,762		509
PSO	21,193		—
SWEPCo	21,453		—
TCC	29,564		—
TNC	17,476		—
WPCo	1,705		—

(a)	Includes 766 miles of 345,000-volt jointly owned lines.
(b)	Includes 73 miles of overhead transmission lines not identified with an operating company.

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

SYSTEM TRANSMISSION LINES AND FACILITY SITING

Laws in the states of Arkansas, Indiana, Kentucky, Louisiana, Michigan, Ohio, Texas, Tennessee, Virginia, and West Virginia require prior approval of sites of generating facilities and/or routes of high-voltage transmission lines. We have experienced delays and additional costs in constructing facilities as a result of proceedings conducted pursuant to such statutes, and in proceedings in which our operating companies have sought to acquire rights-of-way through condemnation.  These proceedings may result in additional delays and costs in future years.  See Management’s Financial Discussion and Analysis of Results of Operations included in the 2008 Annual Reports, for more information on current siting proceedings.

CONSTRUCTION PROGRAM

GENERAL

     With input from its state utility commissions, the AEP System continuously assesses the adequacy of its generation, transmission, distribution and other facilities to plan and provide for the reliable supply of electric power and energy to its customers. In this assessment process, assumptions are continually being reviewed as new information becomes available, and assessments and plans are modified, as appropriate.  AEP forecasts $2.6 billion of construction expenditures, excluding AFUDC, for 2009, which is a significant reduction from the original 2009 capital forecast set in 2008.  Estimated construction expenditures are subject to periodic review and modification and may vary based on the ongoing effects of regulatory constraints, environmental regulations, business opportunities, market volatility, economic trends, and the ability to access capital.  Due to recent credit market instability, we reviewed our projections for capital expenditures for 2009 and 2010.  We identified reductions of approximately $750 million for 2009.  We are evaluating possible additional capital reductions for 2010.

PROPOSED TRANSMISSION FACILITIES

Joint Venture in PJM

In June 2007, PJM authorized the construction of a major new transmission line to address the reliability and efficiency needs of the PJM system.  The line would be 765kV and would run approximately 275 miles from APCo’s Amos substation in West Virginia to Allegheny Energy Inc.’s (“AYE”) proposed Kemptown station in north central Maryland.  In September 2007, AEP and AYE entered into a joint venture to construct, own and operate transmission facilities in the PJM region, including the Amos-to-Kemptown transmission line. In December 2007, the joint venture filed an application with the FERC for approval of a return on equity and formula rate for the Amos-to-Kemptown transmission line.  FERC approval of the settlement among the participants is pending.  In addition to the rate recovery sought through the FERC, the joint venture will seek appropriate regulatory approvals from the appropriate state utility commissions for siting and Certificates of Public Convenience and Necessity.  The total cost of the Amos-to-Kemptown line is estimated to be approximately $1.8 billion, and AEP’s estimated share will be approximately $600 million.  The joint venture is not consolidated with AEP for financial or tax reporting purposes.  See Management’s Financial Discussion and Analysis of Results of Operations included in the 2008 Annual Reports for more information.

Joint Venture in ERCOT

In January 2007, TCC entered into an agreement to establish a joint venture with MidAmerican Energy Holdings Company (“MidAmerican”) to fund, own and operate electric transmission assets in ERCOT.  In January 2007, a filing was made with the PUCT seeking regulatory approval to operate as an electric transmission utility in Texas, to transfer transmission assets from TCC to the joint venture and to establish a wholesale transmission tariff.  In December 2007, the PUCT issued an order authorizing the transaction, the initial tariffs and a certificate of convenience and necessity to operate in the ERCOT region. A Texas district court reversed the PUCT’s order granting a certificate of convenience.  Both the PUCT and ETT have appealed this decision.  The PUCT’s appeal suspends enforceability of the court’s judgment pending final appellate review.  Subsidiaries of AEP and MidAmerican each hold a 50 percent equity interest in the joint venture.  The joint venture is not consolidated with AEP for financial or tax reporting purposes.  See Management’s Financial Discussion and Analysis of Results of Operations, Note 4 and Note 7 to the consolidated financial statements, entitled Rate Matter and Acquisitions, Dispositions, Discontinued Operations and Impairments, respectively, included in the 2008 Annual Reports, for more information.

PROPOSED GENERATION FACILITIES

SWEPCo Projects

In 2008, SWEPCo began construction of a 508 MW combined-cycle natural gas fired plant at its existing Arsenal Hill Power Plant in Shreveport, Louisiana (the “Stall Unit”).  PUCT and LPSC have approved construction of the Stall Unit and filing has been made with the APSC seeking approval to construct the Stall Unit.  The Stall Unit is estimated to cost $384 million, excluding AFUDC, and is expected to be operational in mid-2010.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2008 Annual Reports, for more information.

In August 2006, SWEPCo announced plans to build a new base load 600 MW pulverized coal ultra-supercritical generating unit in Arkansas named the John W. Turk, Jr. Power Plant (the “Turk Plant”).  In 2008, SWEPCo received various regulatory approvals, including the issuance of an air permit from the Arkansas Department of Environmental Quality, to construct the Turk Plant and actual construction commenced in November 2008.  SWEPCo anticipates owning 73% of the Turk Plant and will be the operator.  During 2007, SWEPCO signed joint ownership, construction and operations agreements with Oklahoma Municipal Power Authority, AECC and ETEC for the remaining 27% of the Turk Plant.  ETEC’s participation in the Turk Plant is contingent on obtaining certain regulatory approvals that are pending.  The Turk Plant is estimated to cost $1.6 billion with SWEPCo’s 73% portion estimated to cost $1.2 billion, excluding AFUDC.  The Turk Plant is expected to be operational in 2013.  See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2008 Annual Reports, for more information.

Ohio IGCC Plant

In March 2005, CSPCo and OPCo filed a joint application with the PUCO seeking authority to recover costs related to building and operating a 629 MW IGCC power plant using clean-coal technology.  In June 2006, the PUCO issued an order approving a tariff to recover pre-construction costs, subject to refund.  In March 2008, the Ohio Supreme Court remanded the matter back to the PUCO after review.    Pending the outcome of the remand, neither CSPCo nor OPCo are engaged in a continuous course of construction on the IGCC plant.  In December 2007 we estimated that its construction would cost $2.7 billion.  Since then costs to construct generation facilities have continued to increase significantly.  Management continues to pursue the ultimate construction of the IGCC plant.  However, CSPCo and OPCo will not start construction of the IGCC plant until sufficient assurance of regulatory cost recovery exists.See Management’s Financial Discussion and Analysis of Results of Operations and Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2008 Annual Reports, for more information.

West Virginia IGCC

In January 2006, APCo filed a petition with the WVPSC requesting its approval of a Certificate of Public Convenience and Necessity (CCN) to construct a proposed 629 MW IGCC plant.  The plant is to be built adjacent to APCo’s existing Mountaineer Generating Station in Mason County, WV for an estimated cost of $2.2 billion.  In March 2008, the WVPSC granted APCo the CCN to build the plant and approved the requested cost recovery.  In July 2007, APCo filed a request with the VSCC for a rate adjustment clause to recover initial costs associated with a proposed IGCC plant.  The VSCC issued an order in April 2008 denying APCo’s requests, in part, upon its finding that the estimated cost of the plant was uncertain and may escalate.  In July 2008, based on the unfavorable order received in Virginia, the WVPSC issued a notice seeking comments from parties on how the WVPSC should proceed.  Comments were filed by various parties, including APCo, but the WVPSC has not taken any action.  See Management’s Financial Discussion and Analysis of Results of Operations and Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2008 Annual Reports, for more information.

Mountaineer Carbon Capture Project

In January 2008, APCo and ALSTOM Power Inc. (Alstom), an unrelated third party, entered into an agreement to jointly construct a 20 MW CO2 capture demonstration facility at APCo’s Mountaineer 1320 MW generating unit.  APCo and Alstom will each own part of the CO2 capture facility.  APCo will also construct and own the necessary facilities to store the CO2.  RWE AG, a German electric power and natural gas public utility, is participating in the evaluation of the commercial and technical feasibility of taking captured CO2 from the flue gas stream and storing it in deep geologic formations.  APCo’s estimated cost for its share of the facilities is $76 million.  Through December 31, 2008, APCo incurred $29 million in capitalized project costs that are included in regulatory assets.  APCo is earning a return on the capitalized project costs incurred through June 30, 2008, as a result of the base rate case settlement approved by the VSCC in November 2008. See Note 4 to the consolidated financial statements, entitled Rate Matters, included in the 2008 Annual Reports, for more information.

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

CONSTRUCTION EXPENDITURES

The following table shows construction expenditures (including environmental expenditures) during 2006, 2007 and 2008 and a current estimate of 2009 construction expenditures, in each case excluding AFUDC, capitalized interest and assets acquired under leases.

	2006 Actual (b)	2007 Actual (c)	2008 Actual (d)	2009 Estimate
	(in thousands)

Total AEP System (a)	$3,551,000	$3,414,000	$3,981,200	$2,584,000
APCo	922,700	715,700	755,800	367,500
CSPCo	325,000	330,800	435,700	269,600
I&M	306,900	282,400	372,400	361,600
OPCo	978,600	806,000	675,200	439,400
PSO	245,200	302,600	274,200	187,700
SWEPCo	339,400	516,800	689,300	457,400

(a)	Includes expenditures of other subsidiaries not shown. The figures reflect construction expenditures, not investments in subsidiary companies. Excludes discontinued operations.
(b)	Excludes Cash Flow Statement Adjustments (Statement of Cash Flow Including AFUDC Debt Equals $3,528,000).
(c)	Excludes $512 million for the purchase of Lawrenceburg, Dresden (AEGCo) and Darby (CSPCo) and Cash Flow Statement Adjustments (Statement of Cash Flow Including AFUDC Debt Equals $3,556,000).
(d)	Excludes Cash Flow Statement Adjustments (Statement of Cash Flow Including AFUDC Debt Equals $3,799,600).

The System construction program is reviewed continuously and is revised from time to time in response to changes in estimates of customer demand, business and economic conditions, the cost and availability of capital, environmental requirements and other factors. Changes in construction schedules and costs, and in estimates and projections of needs for additional facilities, as well as variations from currently anticipated levels of net earnings, Federal income and other taxes, and other factors affecting cash requirements, may increase or decrease the estimated capital requirements for the System’s construction program.  Due to recent credit market instability, we reviewed our projections for capital expenditures for 2009 and 2010.  We identified reductions of approximately $750 million for 2009.  We are evaluating possible additional capital reductions for 2010.

POTENTIAL UNINSURED LOSSES

Some potential losses or liabilities may not be insurable or the amount of insurance carried may not be sufficient to meet potential losses and liabilities, including liabilities relating to damage to our generating plants and costs of replacement power. Unless allowed to be recovered through rates, future losses or liabilities which are not completely insured could have a material adverse effect on results of operations and the financial condition of AEP and other AEP System companies. For risks related to owning a nuclear generating unit, see Note 9 to the consolidated financial statements entitled Nuclear for information with respect to nuclear incident liability insurance.

ITEM 3.                                LEGAL PROCEEDINGS

For a discussion of material legal proceedings, see Note 6 to the consolidated financial statements, entitled Commitments, Guarantees and Contingencies, incorporated by reference in Item 8.

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS

AEP, APCo, OPCo, PSO and SWEPCo. None.

CSPCo and I&M. Omitted pursuant to Instruction I(2)(c).

EXECUTIVE OFFICERS OF THE REGISTRANTS

AEP.  The following persons are, or may be deemed, executive officers of AEP.  Their ages are given as of February 1, 2009.

Name	Age	Office (a)
Michael G. Morris	62	Chairman of the Board, President and Chief Executive Officer
Nicholas K. Akins	48	Executive Vice President
Carl L. English	62	Chief Operating Officer
John B. Keane	62	Executive Vice President, General Counsel and Secretary
Holly Keller Koeppel	50	Executive Vice President and Chief Financial Officer
Venita McCellon-Allen	49	Executive Vice President
Richard E. Munczinski	56	Senior Vice President
Robert P. Powers	54	President-AEP Utilities
Brian X. Tierney	41	Executive Vice President
Susan Tomasky	55	President – AEP Transmission

(a)
Messrs. Morris, Akins, Munczinski, Powers and Tierney and Ms. Koeppel and Ms. Tomasky have been employed by AEPSC or System companies in various capacities (AEP, as such, has no employees) for the past five years.  Messrs.  Akins, Munczinski, Powers and Tierney, Ms. Koeppel and Ms. Tomasky became executive officers of AEP effective with their promotions on August 15, 2006, June 1, 2008, October 24, 2001, January 1, 2008, November 18, 2002 and January 26, 2000, respectively.  Mr. Keane became an executive officer of AEP in July 2004.  Before joining AEPSC in July 2004, Mr. Keane was President of Bainbridge Crossing Advisors.  Mr. English became an executive officer of AEP on August 1, 2004.  Before joining AEPSC in August 2004, Mr. English was President and Chief Executive Officer of Consumers Energy gas division.  Ms. McCellon-Allen became an executive officer of AEP in July 2008.  From August 2006 to June 2008, Ms. McCellon-Allen was President and Chief Operating Officer of SWEPCO.  Before joining AEPSC in 2004, Ms. McCellon-Allen was SVP-Human Resources for Baylor Heath Care Systems.  All of the above officers are appointed annually for a one-year term by the board of directors of AEP.

APCo, OPCo, PSO and SWEPCo.  The names of the executive officers of APCo, OPCo, PSO and SWEPCo, the positions they hold with these companies, their ages as of February 1, 2009, and a brief account of their business experience during the past five years appear below. The directors and executive officers of APCo, OPCo, PSO and SWEPCo are elected annually to serve a one-year term.

Name	Age	Position	Period
Michael G. Morris (a)(b)	62	Chairman of the Board, President, Chief Executive Officer and Director of AEP	2004-Present
		Chairman of the Board, Chief Executive Officer and Director of APCo, OPCo, PSO and SWEPCo	2004-Present
Nicholas K. Akins (a)	48	Executive Vice President of AEP	2006-Present
		Vice President and Director of APCo, OPCo, PSO	2006-Present
and SWEPCo
		President and Chief Operating Officer of SWEPCo	2004-2006
Carl L. English (a)	62	Chief Operating Officer	2008-Present
		President-AEP Utilities of AEP	2004-2007
		Director and Vice President of APCo, OPCo, PSO and SWEPCo	2004-Present
		President and Chief Executive Officer of Consumers Energy gas division	1999-2004
John B. Keane (c)	62	Executive Vice President, General Counsel and Secretary of AEP	2004-Present
		Director of APCo, OPCo , PSO and SWEPCo	2004-Present
		President of Bainbridge Crossing Advisors	2003-2004
Holly Keller Koeppel (a)(d)	50	Executive Vice President and Chief Financial Officer of AEP	2006-Present
		Executive Vice President-AEP Utilities-East of AEPSC	2004-2006
		Vice President of APCo and OPCo	2003-Present
		Director of APCo and OPCo	2004-Present
		Chief Financial Officer of APCo, OPCo, PSO and SWEPCo	2006-Present
		Vice President and Director of PSO and SWEPCo	2006-Present
		Executive Vice President-Commercial Operations of AEPSC	2002-2004
Venita McCellon-Allen	49	Executive Vice President	2008-Present
		Director and Vice President of PSO and SWEPCo	2008-Present
		President and Chief Operating Officer of SWEPCo	2006-2008
		Director and Senior Vice President-Shared Services of AEPSC	2004-2006
		Director of APCo, I&M, OPCo and SWEPCo	2004-2006
		Senior Vice President-Human Resources for Baylor Health Care Systems	2000-2004
Richard E. Munczinski (c)	56	Senior Vice President-Shared Services	2008-Present
		Senior Vice President-Corporate Planning & Budgeting of AEPSC	1998-2008
Robert P. Powers (a)	54	President-AEP Utilities of AEP	2008-Present
		Executive Vice President of AEP	2004-2007
		Director and Vice President of APCo and OPCo	2001-Present
		Director and Vice President of PSO and SWEPCo	2008-Present
Brian X. Tierney (a)	41	Executive Vice President	2008-Present
		Director and Vice President of APCo and OPCo	2008-Present
		Senior Vice President—Commercial Operations of AEPSC	2005-2007
		Senior Vice President— Energy Marketing of AEPSC	2003-2005
Susan Tomasky (a)	55	President-AEP Transmission	2008-Present
		Executive Vice President of AEP	2004-Present
		Chief Financial Officer of AEP	2001-2006
		Vice President and Director of APCo, OPCo, PSO and SWEPCo	2000-Present

(a)	Messrs. Morris, Akins, English, Powers and Tierney and Ms. Koeppel and Ms. Tomasky are directors of CSPCo and I&M.
(b)	Mr. Morris is a director of Alcoa, Inc. and The Hartford Financial Services Group, Inc.
(c)	Mr. Keane and Mr. Munczinski are directors of CSPCo.
(d)	Ms. Koeppel is a director of Reynolds American Inc.

APCo:
Name	Age	Position	Period
Dana E. Waldo	57	President and Chief Operating Officer of APCo	2004-Present
		President and Chief Executive Officer of West Virginia Roundtable	1999-2004

OPCo:
Name	Age	Position	Period
Joseph Hamrock	45	President and Chief Operating Officer of CSPCo and OPCo	2008-Present
		Senior Vice President and Chief Information Officer of AEPSC	2003-2007

PSO:
Name	Age	Position	Period
Stuart Solomon	47	President and Chief Operating Officer of PSO	2004-Present
		Vice President-Public Policy & Regulatory Services of AEPSC	2001-2004

SWEPCo:
Name	Age	Position	Period
Paul Chodak, III	45	President and Chief Operating Officer of SWEPCo	2008-Present
		Director-New Generation of AEPSC	2007-2008
		Director-Environmental Programs of AEPSC	2004-2007
		Director-Environmental Programs of AEPSC	2004-2007

PART II

ITEM 5.                  MARKET FOR REGISTRANTS’ COMMON EQUITY,
         RELATED STOCKHOLDER MATTERS
             AND ISSUER PURCHASES OF EQUITY SECURITIES

AEP. The information required by this item is incorporated herein by reference to the material under AEP Common Stock and Dividend Information in the 2008 Annual Report.

APCo, CSPCo, I&M, OPCo, PSO and SWEPCo. The common stock of these companies is held solely by AEP. The amounts of cash dividends on common stock paid by these companies to AEP during 2008, 2007 and 2006 are incorporated by reference to the material under Statements of Changes in Common Shareholder’s Equity and Comprehensive Income (Loss) in the 2008 Annual Reports.

The following table provides information about purchases by AEP (or its publicly-traded subsidiaries) during the quarter ended December 31, 2008 of equity securities that are registered by AEP (or its publicly-traded subsidiaries) pursuant to Section 12 of the Exchange Act:

 ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/08 – 10/31/08	-	$-	-	$-
11/01/08 – 11/30/08	-	-	-	-
12/01/08 – 12/31/08	-	-	-	-
Total	-	$-	-	$-

ITEM 6.                                SELECTED FINANCIAL DATA

CSPCo and I&M.  Omitted pursuant to Instruction I(2)(a).

AEP, APCo, OPCo, PSO and SWEPCo.  The information required by this item is incorporated herein by reference to the material under Selected Consolidated Financial Data in the 2008 Annual Reports.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION

CSPCo and I&M.  Omitted pursuant to Instruction I(2)(a). Management’s narrative analysis of the results of operations and other information required by Instruction I(2)(a) is incorporated herein by reference to the material under Management’s Financial Discussion and Analysis of Results of Operations in the 2008 Annual Reports.

AEP, APCo, OPCo, PSO and SWEPCo.  The information required by this item is incorporated herein by reference to the material under Management’s Financial Discussion and Analysis of Results of Operations in the 2008 Annual Reports.

ITEM 7A.                 QUANTITATIVE AND QUALITATIVE
            DISCLOSURES ABOUT MARKET RISK

AEP, APCo, CSPCo, I&M, OPCo, PSO and SWEPCo. The information required by this item is incorporated herein by reference to the material under Management’s Financial Discussion and Analysis of Results of Operations in the 2008 Annual Reports.

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

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

AEP, APCo, CSPCo, I&M, OPCo, PSO and SWEPCo.                                None.

ITEM 9A.            CONTROLS AND PROCEDURES

During 2008, management, including the principal executive officer and principal financial officer of each of American Electric Power Company, Inc., Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Ohio Power Company, Public Service Company of Oklahoma and Southwestern Electric Power Company (each a “Registrant” and collectively the “Registrants”) evaluated each respective Registrant’s disclosure controls and procedures.  Disclosure controls and procedures are defined as controls and other procedures of the Registrants that are designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrants in the reports that they file or submit under the Exchange Act is accumulated and communicated to each Registrant’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2008, these officers concluded that the disclosure controls and procedures in place are effective and provide reasonable assurance that the disclosure controls and procedures accomplished their objectives.  The Registrants continually strive to improve their disclosure controls and procedures to enhance the quality of their financial reporting and to maintain dynamic systems that change as events warrant.

There have been no changes in the Registrants’ internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Registrants’ internal controls over financial reporting.

Management is required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2008. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2008 and, therefore, concluded that each Registrant’s internal control over financial reporting was effective.

Additional information required by this item of the Registrants is incorporated by reference to Management’s Report on Internal Control over Financial Reporting, included in the 2008 Annual Report of each Registrant.

ITEM 9B.                                OTHER INFORMATION

None.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS
            AND CORPORATE GOVERNANCE

CSPCo and I&M. Omitted pursuant to Instruction I(2)(c).

AEP:

Directors, Director Nomination Process and Audit Committee.  The information required by this item concerning directors and nominees for election as directors at AEP’s annual meeting of shareholders (Item 401 of Regulation S-K), the director nomination process (Item 407(c)(3)) and the audit committee (Item 407(d)(4) and (d)(5)) is incorporated herein by reference to information contained in the definitive proxy statement of AEP for the 2009 annual meeting of shareholders.

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

Beneficial Ownership Reporting Compliance.  The information required by this item is incorporated herein by reference to information contained in the definitive proxy statement of AEP for the 2009 annual meeting of shareholders.

APCo, OPCo, PSO and SWEPCo:

Directors and Executive Officers.  The information required by this item is incorporated herein by reference to the information in the definitive information statement of each company for the 2009 annual meeting of stockholders. Reference also is made to the information under the caption Executive Officers of the Registrants in Part I, Item 4 of this report.

Audit Committee.  Each of APCo, OPCo, PSO and SWEPCo is a controlled subsidiary of AEP and does not have a separate audit committee.

Code of Ethics.  AEP’s Principles of Business Conduct is the code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and principal accounting officer of  APCo, OPCo, PSO and SWEPCo The discussion of AEP’s Principles of Business Conduct above is incorporated herein by reference.  If any substantive amendments to the Principles of Business Conduct are made or any waivers are granted, including any implicit waiver, from a provision of the Principles of Business Conduct, to the Chief Executive Officer, Chief Financial Officer or principal accounting officer of APCo, OPCo, PSO and SWEPCo, as applicable, that company will disclose the nature of such amendment or waiver on AEP’s website, www.aep.com, or in a report on Form 8-K.

ITEM 11.                                EXECUTIVE COMPENSATION

CSPCo and I&M.  Omitted pursuant to Instruction I(2)(c).

AEP. The information required by this item is incorporated herein by reference to the material under Directors Compensation and Stock Ownership, Executive Compensation of the definitive proxy statement of AEP for the 2009 annual meeting of shareholders and the 2008 Annual Reports, page (vi).

APCo, OPCo, PSO and SWEPCO. The information required by this item is incorporated herein by reference to the material under Executive Compensation of the definitive information statement of each company for the 2009 annual meeting of stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

CSPCo and I&M. Omitted pursuant to Instruction I(2)(c).

AEP. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers of the definitive proxy statement of AEP for the 2009 annual meeting of shareholders.

APCo, OPCo, PSO and SWEPCO. The information required by this item is incorporated herein by reference to the material under Share Ownership of Directors and Executive Officers in the definitive information statement of each company for the 2009 annual meeting of stockholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the ability of AEP to issue common stock pursuant to equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	1,128,219	$32.73	14,817,545
Equity compensation plans not approved by security holders	0	0	0
Total	1,128,219	$32.73	14,817,545

(1)	Consists of shares to be issued upon exercise of outstanding options granted under the Amended and Restated American Electric Power System Long-Term Incentive Plan.

ITEM 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CSPCo and I&M:  Omitted pursuant to Instruction I(2)(c).

AEP:  The information required by this item is incorporated herein by reference to the definitive proxy statement of AEP for the 2009 annual meeting of shareholders.

APCo, OPCo, PSO and SWEPCo:  Certain Relationships and Related Transactions.  None.
Director Independence.  None of the directors of APCo, OPCo, PSO or SWEPCo is independent because each director is either (i) an officer of the company in which each serves as director, or (ii) an officer of AEP.

ITEM 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES

AEP.  The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of AEP’s annual financial statements for the years ended December 31, 2008 and December 31, 2007, and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2008	2007
Audit Fees (1)	$11,762,000	$11,747,000
Audit-Related Fees (2)	1,184,000	1,456,000
Tax Fees (3)	697,000	1,820,000
TOTAL	$13,643,000	$15,023,000

(1)
Audit fees in 2007 and 2008 consisted primarily of fees related to the audit of the Company’s annual consolidated financial statements, including each registrant subsidiary.  Audit fees also included auditing procedures performed in accordance with Sarbanes-Oxley Act Section 404 and the related Public Company Accounting Oversight Board Auditing Standard Number 5 regarding the Company’s internal control over financial reporting.  This category also includes work generally only the independent registered public accounting firm can reasonably be expected to provide.

(2)	Audit related fees consisted principally of regulatory, statutory, employee benefit plan audits, and audit-related work in connection with acquisitions, dispositions, and new ventures.

(3)
Tax fees consisted principally of tax compliance services.  Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings.  The decrease from 2007 relates primarily to additional work performed in 2007 to assist the Company in connection with an approved change in accounting method from the Internal Revenue Service.

APCo, OPCo, PSO and SWEPCo. The information required by this item is incorporated herein by reference to the definitive information statement of each company for the 2009 annual meeting of stockholders.

CSPCo and I&M.

Each of the above is a wholly-owned subsidiary of AEP and does not have a separate audit committee. A description of the AEP Audit Committee pre-approval policies, which apply to these companies, is contained in the definitive proxy statement of AEP for the 2009 annual meeting of shareholders. The following table presents directly billed fees for professional services rendered by Deloitte & Touche LLP for the audit of these companies’ annual financial statements for the years ended December 31, 2007 and 2008, and fees directly billed for other services rendered by Deloitte & Touche LLP during those periods.  Deloitte & Touche LLP also provides additional professional and other services to the AEP System, the cost of which may ultimately be allocated to these companies though not billed directly to them. For a description of these fees and services, see the definitive proxy statement of AEP for the 2009 annual meeting of shareholders.

	CSPCo		I&M
	2008	2007	2008	2007
Audit Fees	$1,092,225	$1,333,878	$1,681,029	$1,653,620
Audit-Related Fees	109,947	51,072	169,218	67,010
Tax Fees	64,724	58,621	99,616	67,071
TOTAL	$1,266,896	$1,443,571	$1,949,863	$1,787,701

 PART IV

ITEM 15.                                EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

1. Financial Statements:
The following financial statements have been incorporated herein by reference pursuant to Item 8.
AEP and Subsidiary Companies:
Reports of Independent Registered Public Accounting Firm; Management’s Report on Internal Control over Financial Reporting; Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006; Consolidated Balance Sheets as of December 31, 2008 and 2007; Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006; Consolidated Statements of Changes in Common Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006; Notes to Consolidated Financial Statements.

APCo, CSPCo, I&M, OPCo and SWEPCo:
Consolidated Statements of Income (or Statements of Operations) for the years ended December 31, 2008, 2007 and 2006; Consolidated Statements of Changes in Common Shareholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006; Consolidated Balance Sheets as of December 31, 2008 and 2007; Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006; Notes to Financial Statements of Registrant Subsidiaries; Report of Independent Registered Public Accounting Firm.

PSO:
Statements of Income (or Statements of Operations) for the years ended December 31, 2008, 2007 and 2006; Statements of Changes in Common Shareholder’s Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006; Balance Sheets as of December 31, 2008 and 2007; Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006; Notes to Financial Statements of Registrant Subsidiaries; Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules:
Financial Statement Schedules are listed in the Index to Financial Statement Schedules (Certain schedules have been omitted because the required information is contained in the notes to financial statements or because such schedules are not required or are not applicable). Report of Independent Registered Public Accounting Firm

3. Exhibits:
Exhibits for AEP, APCo, CSPCo, I&M, OPCo, PSO and SWEPCo are listed in the Exhibit Index beginning on page E-1 and are incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Electric Power Company, Inc.

By:	/s/ Holly Keller Koeppel
(Holly Keller Koeppel, Executive Vice President
and Chief Financial Officer)

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

(i) Principal Executive Officer:

	/s/ Michael G. Morris	Chairman of the Board, President,	February 27, 2009
	(Michael G. Morris)	Chief Executive Officer
And Director

(ii) Principal Financial Officer:

	/s/ Holly Keller Koeppel	Executive Vice President and	February 27, 2009
	(Holly Keller Koeppel)	Chief Financial Officer

(iii) Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Senior Vice President, Controller and	February 27, 2009
	(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*E. R. Brooks
*Donald M. Carlton
*Ralph D. Crosby, Jr.
*Linda A. Goodspeed
*Thomas E. Hoaglin
*Lester A. Hudson, Jr.
*Sara Martinez Tucker
*Lionel L. Nowell, III
*Richard L. Sandor
*Kathryn D. Sullivan
*John F. Turner

*By:	/s/ Holly Keller Koeppel		February 27, 2009
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

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date

(i) Principal Executive Officer:

	/s/ Michael G. Morris	Chairman of the Board,	February 27, 2009
	(Michael G. Morris)	Chief Executive Officer and Director

(ii) Principal Financial Officer:

	/s/ Holly Keller Koeppel	Vice President,	February 27, 2009
	(Holly Keller Koeppel)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and	February 27, 2009
	(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*Nicholas K. Akins
*Carl L. English
*John B. Keane
*Venita McCellon-Allen
*Richard E. Munczinski
*Robert P. Powers
*Susan Tomasky
*Dennis E. Welch

*By:	/s/ Holly Keller Koeppel		February 27, 2009
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

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date

(i) Principal Executive Officer:

	/s/ Michael G. Morris	Chairman of the Board,	February 27, 2009
	(Michael G. Morris)	Chief Executive Officer and Director

(ii) Principal Financial Officer:

	/s/ Holly Keller Koeppel	Vice President,	February 27, 2009
	(Holly Keller Koeppel)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and	February 27, 2009
	(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*Nicholas K. Akins
*Carl L. English
*John B. Keane
*Richard E. Munczinski
*Robert P. Powers
*Brian X. Tierney
*Susan Tomasky
*Dennis E. Welch

*By:	/s/ Holly Keller Koeppel		February 27, 2009
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

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

	Signature	Title	Date

(i) Principal Executive Officer:

	/s/ Michael G. Morris	Chairman of the Board,	February 27, 2009
	(Michael G. Morris)	Chief Executive Officer and Director

(ii) Principal Financial Officer:

	/s/ Holly Keller Koeppel	Vice President,	February 27, 2009
	(Holly Keller Koeppel)	Chief Financial Officer and Director

(iii) Principal Accounting Officer:

	/s/ Joseph M. Buonaiuto	Controller and	February 27, 2009
	(Joseph M. Buonaiuto)	Chief Accounting Officer

(iv) A Majority of the Directors:

*Nicholas K. Akins
*Kent D. Curry
*J. Edward Ehler
*Carl L. English
*Allen R. Glassburn
*Joann M. Grevenow
*Patrick C. Hale
*Marc E. Lewis
*Helen J. Murray
*Robert P. Powers
*Susanne M. Moorman Rowe
Brian X. Tierney
*Susan Tomasky

*By:	/s/ Holly Keller Koeppel		February 27, 2009
(Holly Keller Koeppel, Attorney-in-Fact)

INDEX TO FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following financial statement schedules are included in this report on the pages indicated:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American Electric Power Company, Inc.:

We have audited the consolidated financial statements of American Electric Power Company, Inc. and subsidiary companies (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company's internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 27, 2009 (which reports express unqualified opinions and, with respect to the report on the consolidated financial statements, includes an explanatory paragraph concerning the adoption of new accounting pronouncements in 2007 and 2006); such consolidated financial statements and reports are included in your 2008 Annual Report and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the consolidated financial statements of Appalachian Power Company and subsidiaries, Columbus Southern Power Company and subsidiaries, Indiana Michigan Power Company and subsidiaries, Ohio Power Company Consolidated, Public Service Company of Oklahoma and Southwestern Electric Power Company Consolidated (collectively the “Companies”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our reports thereon dated February 27, 2009 (which reports express unqualified opinions and include an explanatory paragraph concerning the adoption of new accounting pronouncements in 2007 and 2006); such financial statements and reports are included in your 2008 Annual Reports and are incorporated herein by reference.  Our audits also included the financial statement schedules of the Companies listed in Item 15.  These financial statement schedules are the responsibility of the Companies’ management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio
February 27, 2009

AMERICAN ELECTRIC POWER COMPANY, INC. AND SUBSIDIARY COMPANIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2008	$52,046	$27,598	$365	$37,621	$42,388
Year Ended December 31, 2007	29,828	46,234	1,311	25,327	52,046
Year Ended December 31, 2006	30,553	29,831	1,001	31,557	29,828

	(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

APPALACHIAN POWER COMPANY AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2008	$13,948	$3,477	$289	$11,538	$6,176
Year Ended December 31, 2007	4,334	12,501	1,205	4,092	13,948
Year Ended December 31, 2006	1,805	4,012	999	2,482	4,334

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
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2008	$2,563	$332	$-	$-	$2,895
Year Ended December 31, 2007	546	2,017	-	-	2,563
Year Ended December 31, 2006	1,082	189	-	725	546

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
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2008	$2,711	$599	$-	$-	$3,310
Year Ended December 31, 2007	601	2,137	-	27	2,711
Year Ended December 31, 2006	898	208	-	505	601

	(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

OHIO POWER COMPANY CONSOLIDATED
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2008	$3,396	$191	$-	$1	$3,586
Year Ended December 31, 2007	824	2,666	-	94	3,396
Year Ended December 31, 2006	1,517	243	-	936	824

	(a) Recoveries on accounts previously written off.
(b) Uncollectible accounts written off.

PUBLIC SERVICE COMPANY OF OKLAHOMA
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Column A	Column B	Column C			Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2008	$-	$20		$-	$-	$20
Year Ended December 31, 2007	5	-		-	5	-
Year Ended December 31, 2006	240	(81	) (c)	-	154	5

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
	(in thousands)
Deducted from Assets:
Accumulated Provision for
Uncollectible Accounts:
Year Ended December 31, 2008	$143	$-		$-	$8	$135
Year Ended December 31, 2007	130	23		-	10	143
Year Ended December 31, 2006	548	(37	) (c)	-	381	130

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

Exhibit Designation	Nature of Exhibit	Previously Filed as Exhibit to:
REGISTRANT:AEP‡File No. 1-3525
3(a)	Composite of the Restated Certificate of Incorporation of AEP, dated January 13, 1999.	1998 Form 10-K, Ex 3(c)
3(b)	Composite By-Laws of AEP, as amended as of December 12, 2007.	2007 Form 10-K, Ex 3(b)
4(a)	Indenture (for unsecured debt securities), dated as of May 1, 2001, between AEP and The Bank of New York, as Trustee.	Registration Statement No. 333-86050, Ex 4(a)(b)(c) Registration Statement No. 333-105532, Ex 4(d)(e)(f)
4(b)	Purchase Agreement dated as of March 8, 2005, between AEP and Merrill Lynch International.	Form 10-Q, Ex 4(a), March 31, 2005
4(c)	Junior Subordinated Indenture dated as of March 1, 2008 between AEP and The Bank of New York as Trustee.	Registration Statement 333-156387, Ex 4(c)(d)
4(d)
Second Amended and Restated $1.5 Billion Credit Agreement, dated as of March 31, 2008, among AEP, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and JP Morgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(a) September 30, 2008
4(e)
Second Amended and Restated $1.5 Billion Credit Agreement, dated as of March 31, 2008, among AEP, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Barclays Bank plc as Administrative Agent.
Form 10-Q, Ex. 10(b) September 30, 2008
4(f)
$650 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(c) September 30, 2008
4(g)
Amendment, dated as of April 25, 2008, to $650 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(d) September 30, 2008
4(h)
$350 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10 (e) September 30, 2008
4(i)
Amendment, dated as of April 25, 2008, to $350 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10 (f) September 30, 2008
10(a)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, OPCo and I&M and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) 1990 Form 10-K, Ex 10(a)(3)
10(b)	Restated and Amended Operating Agreement, among PSO, SWEPCo and AEPSC, Issued on February 10, 2006, Effective May 1, 2006.	Form 10-Q, Ex 10(b), March 31, 2006
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended.	1985 Form 10-K, Ex 10(b) 1988 Form 10-K, Ex 10(b)(2)
10(d)	Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.	2002 Form 10-K, Ex 10(d)
10(e)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(e)(1)
10(e)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(e)(2)
10(e)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(e)(3)
10(f)	Lease Agreements, dated as of December 1, 1989, between AEGCo or I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32752, Ex 28(c)(1-6)(C) Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) AEGCo 1993 Form 10-K, Ex 10(c)(1-6)(B) I&M 1993 Form 10-K, Ex 10(e)(1-6)(B)
10(g)	Lease Agreement dated January 20, 1995 between OPCo and JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested).	OPCo 1994 Form 10-K, Ex 10(l)(2)
10(h)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	1996 Form 10-K, Ex 10(l)
10(i)	Consent Decree with U.S. District Court.	Form 8-K, Ex 10.1 dated October 9, 2007
†10(j)	AEP Accident Coverage Insurance Plan for Directors.	1985 Form 10-K, Ex 10(g)
†10(k)(1)	AEP Retainer Deferral Plan for Non-Employee Directors, effective January 1, 2005, as amended February 9, 2007.	2007 Form 10-K, Ex 10(j)(i)
†10(k)(2)	AEP Stock Unit Accumulation Plan for Non-Employee Directors, as amended.	2003 Form 10-K, Ex 10(k)(2)
†10(k)(2)(A)	First Amendment to AEP Stock Unit Accumulation Plan for Non-Employee Directors dated as of February 9, 2007.	2006 Form 10-K, Ex 10(j)(2)(A)
*†10(l)(1)(A)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.
†10(l)(1)(B)	Guaranty by AEP of AEPSC Excess Benefits Plan.	1990 Form 10-K, Ex 10(h)(1)(B)
*†10(l)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2008 (Non-Qualified).
†10(l)(3)	AEPSC Umbrella Trust for Executives.	1993 Form 10-K, Ex 10(g)(3)
*†10(l)(3)(A)	First Amendment to AEPSC Umbrella Trust for Executives.
†10(m)(1)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(m)(1)
*†10(m)(1)(A)	Amendment to Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 9, 2008.
†10(m)(2)	Memorandum of agreement between Susan Tomasky and AEPSC dated January 3, 2001.	2000 Form 10-K, Ex 10(s)
†10(m)(3)	Letter Agreement dated June 23, 2000 between AEPSC and Holly K. Koeppel.	2002 Form 10-K, Ex 10(m)(3)(A)
†10(m)(4)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)
*†10(m)(4)(A)	Amendment to Employment Agreement dated December 9, 2008 between AEPSC and Robert P. Powers.
†10(m)(5)	Letter Agreement dated June 9, 2004 between AEPSC and Carl English.	Form 10-Q, Ex 10(b), September 30, 2004
†10(m)(6)	Letter Agreements dated June 14, 2004 and June 17, 2004 between AEPSC and John B. Keane.	2006 Form 10-K, Ex 10(l)(6)
†10(n)	AEP System Senior Officer Annual Incentive Compensation Plan, amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(o)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998
†10(o)(1)(A)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)
*†10(o)(1)(B)	Second Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 1, 2008.
*†10(p)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.
†10(q)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(r)
*†10(r)	Nuclear Key Contributor Retention Plan Amended and Restated as of January 1, 2008.
††10(s)	AEP Change In Control Agreement, effective January 1, 2008.	2007 Form 10-K, Ex 10(s)
†10(t)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 8-K, Item 1.01, dated April 26, 2005
†10(t)(1)(A)	First Amendment to Amended and Restated AEP System Long-Term Incentive Plan.	2007 Form 10-K, Ex 10(t)(1)(A)
†10(t)(2)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(c), September 30, 2004
†10(t)(3)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 31, 2005
*†10(t)(3)(A)	Amendment to Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.
*†10(u)	AEP System Stock Ownership Requirement Plan Amended and Restated Effective January 1, 2008.
*†10(v)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the AEP 2008 Annual Report (for the fiscal year ended December 31, 2008) which are incorporated by reference in this filing.
*21	List of subsidiaries of AEP.
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: APCo‡ File No. 1-3457
3(a)	Composite of the Restated Articles of Incorporation of APCo, amended as of March 7, 1997.	1996 Form 10-K, Ex 3(d)
3(b)	Composite By-Laws of APCo, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)
4(a)	Indenture (for unsecured debt securities), dated as of January 1, 1998, between APCo and The Bank of New York, As Trustee.
Registration Statement No. 333-45927, Ex 4(a)(b)
Registration Statement No. 333-49071, Ex 4(b)
Registration Statement No. 333-84061, Ex 4(b)(c)
Registration Statement No. 333-100451, Ex 4(b)(c)(d)
Registration Statement No. 333-116284, Ex 4(b)(c)
Registration Statement No. 333-123348, Ex 4(b)(c)
Registration Statement No. 333-136432, Ex 4(b)(c)(d)

4(b)	Company Order and Officer’s Certificate to The Bank of New York, dated August 17, 2007 establishing terms of 5.65% Senior Notes Series O due 2012 and 6.70% Senior Notes Series P due 2037.	Form 8-K, Ex 4(a) dated August 17, 2007
4(c)	Company Order and Officer’s Certificate to The Bank of New York, dated March 25, 2008 establishing terms of 7.00% Senior Notes Series Q due 2038.	Form 8-K, Ex 4(a) dated March 25, 2008
4(d)
$650 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(c) September 30, 2008
4(e)
Amendment, dated as of April 25, 2008, to $650 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(d) September 30, 2008
4(f)
$350 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(e) September 30, 2008
4(g)
Amendment, dated as of April 25, 2008, to $350 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(f) September 30, 2008
10(a)(1)
Power Agreement, dated October 15, 1952, between OVEC and United States of America, acting by and through the United States Atomic Energy Commission, and, subsequent to January 18, 1975, the Administrator of the Energy Research and Development Administration, as amended.

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B) Registration Statement No 2-66301, Ex 5(a)(1)(C) Registration Statement No. 2-67728, Ex 5(a)(1)(D)
1989 Form 10-K, Ex 10(a)(1)(F)
1992 Form 10-K, Ex 10(a)(1)(B)

10(a)(2)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended March 13, 2006.	2005 Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended.	Registration Statement No. 2-60015, Ex 5(e)
10(b)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, OPCo and I&M and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) AEP 1990 Form 10-K, Ex 10(a)(3), File No. 1-3525
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended.	AEP 1985 Form 10-K, Ex 10(b) AEP 1988 Form 10-K, Ex 10(b)(2)
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(3)
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	AEP 1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court.	Form 8-K, Ex 10.1 dated October 9, 2007
†10(g)	AEP System Senior Officer Annual Incentive Compensation Plan amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
*†10(h)(1)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.
*†10(h)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2008 (Non-Qualified).
†10(h)(3)	AEPSC Umbrella Trust for Executives.	AEP 1993 Form 10-K, Ex 10(g)(3), File No. 1-3525
*†10(h)(3)(A)	First Amendment to AEPSC Umbrella Trust for Executives.
†10(i)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(m)(1)
*†10(i)(A)	Amendment to Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 9, 2008.
†10(i)(2)	Memorandum of Agreement between Susan Tomasky and AEPSC dated January 3, 2001.	AEP 2000 Form 10-K, Ex 10(s), File No. 1-3525
†10(i)(3)	Letter Agreement dated June 23, 2000 between AEPSC and Holly K. Koeppel.	2002 Form 10-K, Ex 10(m)(3)(A)
†10(i)(4)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)
*†10(i)(4)(A)	Amendment to Employment Agreement dated December 9, 2008 between AEPSC and Robert P. Powers.
†10(i)(5)	Letter Agreement dated June 9, 2004 between AEPSC and Carl English.	AEP Form 10-Q, Ex 10(b), September 30, 2004
†10(i)(6)	Letter Agreements dated June 14, 2004 and June 17, 2004 between AEPSC and John B. Keane.	2006 Form 10-K, Ex 10(h)(5)
†10(j)	AEP System Senior Officer Annual Incentive Compensation Plan, amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(k)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998
†10(k)(1)(A)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)
*†10(k)(1)(B)	Second Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 1, 2008.
†10(l)	AEP Change In Control Agreement, effective January 1, 2008.	2007 Form 10-K, Ex 10(k)
†10(m)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 8-K, Ex 10.1, dated April 26, 2005
10(m)(1)(A)	First Amendment to Amended and Restated AEP System Long-Term Incentive Plan.	2007 Form 10-K, Ex 10(l)(1)(A)
†10(m)(2)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	AEP Form 10-Q, Ex 10(c), dated November 5, 2004
†10(m)(3)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	AEP Form 10-Q, Ex 10(a), March 31, 2005
*†10(m)(3)(A)	Amendment to Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.
†10(m)(4)	AEP System Stock Ownership Requirement Plan Amended and Restated Effective January 1, 2008.
*†10(n)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.
*†10(o)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.
†10(p)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(r)
*†10(q)	Nuclear Key Contributor Retention Plan Amended and Restated as of January 1, 2008.
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the APCo 2008 Annual Report (for the fiscal year ended December 31, 2008) which are incorporated by reference in this filing.
21	List of subsidiaries of APCo.	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: CSPCo‡ File No. 1-2680
3(a)	Composite of Amended Articles of Incorporation of CSPCo, dated May 19, 1994.	AEP 1994 Form 10-K, Ex 3(c)
3(b)	Amended Code of Regulations of CSPCo.	Form 10-Q, Ex 3(b) June 30, 2008
4(a)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between CSPCo and Bankers Trust Company, as Trustee.	Registration Statement No. 333-54025, Ex 4(a)(b)(c)(d) Registration Statement No. 333-128174, Ex 4(b)(c)(d) Registration Statement No. 333-150603. Ex 4(b)
4(b)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between CSPCo and Bank One, N.A., as Trustee.	Registration Statement No. 333-128174, Ex 4(e)(f)(g)
4(c)	Company Order and Officer’s Certificate to Deutsche Bank Trust Company Americas, dated October 14, 2005, establishing terms of 5.85% senior Notes, Series F, due 2035.	Form 8-K, Ex 4(a), dated October 14, 2005
4(d)	Company Order and Officer’s Certificate to Deutsche Bank Trust Company Americas, dated May 16, 2008, establishing terms of 6.05% Senior Notes, Series G, due 2018.	Form 8-K, Ex 4(a), dated May 16, 2008
4(e)
$650 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(c) September 30, 2008
4(f)
Amendment, dated as of April 25, 2008, to $650 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(d) September 30, 2008
4(g)
$350 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(e) September 30, 2008
4(h)
Amendment, dated as of April 25, 2008, to $350 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(f) September 30, 2008
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

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B)
Registration Statement No. 2-66301, Ex 5(a)(1)(C)
Registration Statement No. 2-67728, Ex 5(a)(1)(B)
APCo 1989 Form 10-K, Ex 10(a)(1)(F), File No. 1-3457
APCo 1992 Form 10-K, Ex 10(a)(1)(B), File No.1-3457

10(a)(2)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended March 13, 2006.	2005 Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended.	Registration Statement No. 2-60015, Ex 5(e)
10(b)(1)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, OPCo and I&M and AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) 1990 Form 10-K, Ex 10(a)(3), File No. 1-3525
10(b)(2)	Unit Power Agreement, dated March 15, 2007 between AEGCo and CSPCo.	2007 Form 10-K, Ex 10(b)(2)
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo, and with AEPSC as agent, as amended.	AEP 1985 Form 10-K, Ex 10(b), File No. 1-3525 AEP 1988 Form 10-K, Ex 10(b)(2) File No. 1-3525
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(3)
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	AEP 1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court.	Form 8-K, Ex 10.1 dated October 9, 2007
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the CSPCo 2008 Annual Report (for the fiscal year ended December 31, 2008) which are incorporated by reference in this filing.
21	List of subsidiaries of CSPCo.	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: I&M‡ File No. 1-3570
3(a)	Composite of the Amended Articles of Acceptance of I&M, dated of March 7, 1997.	1996 Form 10-K, Ex 3(c)
3(b)	Composite By-Laws of I&M, amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)
4(a)	Indenture (for unsecured debt securities), dated as of October 1, 1998, between I&M and The Bank of New York, as Trustee.
Registration Statement No. 333-88523, Ex 4(a)(b)(c)
Registration Statement No. 333-58656, Ex 4(b)(c)
Registration Statement No. 333-108975, Ex 4(b)(c)(d)
Registration Statement No. 333-136538, Ex 4(b)(c)
Registration Statement No. 333-156182, Ex 4(b)

4(b)	Company Order and Officer’s Certificate to The Bank of New York, dated November 14, 2006, establishing terms of 6.05% Senior Notes, Series H, due 2037.	Form 8-K, Ex 4(a), dated November 14, 2006
4(c)	Company Order and Officer’s Certificate to The Bank of New York, dated January 15, 2009 establishing terms of 7.00% Senior Notes, Series I due 2019.	Form 8-K, Ex 4(a) dated January 15, 2009
4(d)
$650 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(c) September 30, 2008
4(e)
Amendment, dated as of April 25, 2008, to $650 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(d) September 30, 2008
4(f)
$350 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(e) September 30, 2008
4(g)
Amendment, dated as of April 25, 2008, to $350 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(f) September 30, 2008
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

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B)
Registration Statement No. 2-66301, Ex 5(a)(1)(C)
Registration Statement No. 2-67728, Ex 5(a)(1)(D)
APCo 1989 Form 10-K, Ex 10(a)(1)(F), File No. 1-3457
APCo 1992 Form 10-K, Ex 10(a)(1)(B), File No. 1-3457

10(a)(2)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended, March 13, 2006.	2005 Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended.	Registration Statement No. 2-60015, Ex 5(e)
10(a)(4)	Inter-Company Power Agreement, dated as of July 10, 1953, among OVEC and the Sponsoring Companies, as amended.	Registration Statement No. 2-60015, Ex 5(c) Registration Statement No. 2-67728, Ex 5(a)(3)(B) APCo 1992 Form 10-K, Ex 10(a)(2)(B), File No. 1-3457
10(b)(1)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, I&M, and OPCo and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) AEP 1990 Form 10-K, Ex 10(a)(3), File No. 1-3525
10(b)(2)	Unit Power Agreement dated as of March 31, 1982 between AEGCo and I&M, as amended.	Registration Statement No. 33-32752, Ex 28(b)(1)(A)(B)
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent, as amended.	AEP 1985 Form 10-KEx 10(b), File No. 1-3525 AEP 1988 Form 10-K, File No. 1-3525, Ex 10(b)(2)
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(3)
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	AEP 1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court.	Form 8-K, Ex 10.1 dated October 9, 2007
10(g)	Lease Agreements, dated as of December 1, 1989, between I&M and Wilmington Trust Company, as amended.	Registration Statement No. 33-32753, Ex 28(a)(1-6)(C) 1993 Form 10-K, Ex 10(e)(1-6)(B)
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the I&M 2008 Annual Report (for the fiscal year ended December 31, 2008) which are incorporated by reference in this filing.
21	List of subsidiaries of I&M.	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: OPCo‡ File No.1-6543
3(a)	Composite of the Amended Articles of Incorporation of OPCo, dated June 3, 2002.	Form 10-Q, Ex 3(e), June 30, 2002
3(b)	Amended Code of Regulations of OPCo.	Form 10-Q, Ex 3(b), June 30, 2008
4(a)	Indenture (for unsecured debt securities), dated as of September 1, 1997, between OPCo and Bankers Trust Company (now Deutsche Bank Trust Company Americas), as Trustee.
Registration Statement No. 333-49595, Ex 4(a)(b)(c)
Registration Statement No. 333-106242, Ex 4(b)(c)(d)
Registration Statement No. 333-75783, Ex 4(b)(c)
Registration Statement No. 333-127913, Ex 4(b)(c)
Registration Statement No. 333-139802, Ex 4(a)(b)(c)

4(b)	Company Order and Officer’s Certificate to Deutsche Bank Trust Company Americas, dated April 5, 2007, establishing terms of Floating Rate Notes, Series B.	Form 8-K, Ex 4(a) dated April 5, 2007
4(c)	Company Order and Officer’s Certificate to Deutsche Bank Trust Company Americas, dated September 9, 2008, establishing terms of 5.75% Senior Notes, Series L due 2013.	Form 8-K, Ex 4(a) dated September 9, 2008
4(d)	Indenture (for unsecured debt securities), dated as of February 1, 2003, between OPCo and Bank One, N.A., as Trustee.	Registration Statement No. 333-127913, Ex 4(d)(e)(f)
4(e)
$650 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(c) September 30, 2008
4(f)
Amendment, dated as of April 25, 2008, to $650 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(d) September 30, 2008
4(g)
$350 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(e) September 30, 2008
4(h)
Amendment, dated as of April 25, 2008, to $350 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(f) September 30, 2008
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

Registration Statement No. 2-60015, Ex 5(a)
Registration Statement No. 2-63234, Ex 5(a)(1)(B)
Registration Statement No. 2-66301, Ex 5(a)(1)(C)
Registration Statement No. 2-67728, Ex 5(a)(1)(D)
APCo 1989 Form 10-K, Ex 10(a)(1)(F), File No. 1-3457
APCo 1992 Form 10-K, Ex 10(a)(1)(B), File No. 1-3457

10(a)(2)	Inter-Company Power Agreement, dated July 10, 1953, among OVEC and the Sponsoring Companies, as amended, March 13, 2006.	2005 Form 10-K, Ex 10(a)(2)
10(a)(3)	Power Agreement, dated July 10, 1953, between OVEC and Indiana-Kentucky Electric Corporation, as amended.	Registration Statement No. 2-60015, Ex 5(e)
10(b)	Interconnection Agreement, dated July 6, 1951, among APCo, CSPCo, KPCo, I&M and OPCo and with AEPSC, as amended.	Registration Statement No. 2-52910, Ex 5(a) Registration Statement No. 2-61009, Ex 5(b) AEP 1990 Form 10-K, Ex 10(a)(3), File 1-3525
10(c)	Transmission Agreement, dated April 1, 1984, among APCo, CSPCo, I&M, KPCo, OPCo and with AEPSC as agent.	AEP 1985 Form 10-K, Ex 10(b), File No. 1-3525 AEP 1988 Form 10-K, Ex 10(b)(2), File No. 1-3525
10(d)(1)	Amended and Restated Operating Agreement of PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(1)
10(d)(2)	PJM West Reliability Assurance Agreement among Load Serving Entities in the PJM West service area.	2004 Form 10-K, Ex 10(d)(2)
10(d)(3)	Master Setoff and Netting Agreement among PJM and AEPSC on behalf of APCo, CSPCo, I&M, KPCo, OPCo, Kingsport Power Company and Wheeling Power Company.	2004 Form 10-K, Ex 10(d)(3)
10(e)	Modification No. 1 to the AEP System Interim Allowance Agreement, dated July 28, 1994, among APCo, CSPCo, I&M, KPCo, OPCo and AEPSC.	AEP 1996 Form 10-K, Ex 10(l), File No. 1-3525
10(f)	Consent Decree with U.S. District Court.	Form 8-K, Item Ex 10.1 dated October 9, 2007
10(g)(1)	Amendment No. 1, dated October 1, 1973, to Station Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto.	1993 Form 10-K, Ex 10(f) 2003 Form 10-K, Ex 10(e)
10(g)(2)	Amendment No. 9, dated July 1, 2003, to Station Agreement dated January 1, 1968, among OPCo, Buckeye and Cardinal Operating Company, and amendments thereto.	Form 10-Q, Ex 10(a), September 30, 2004
10(h)	Lease Agreement dated January 20, 1995 between OPCo and JMG Funding, Limited Partnership, and amendment thereto (confidential treatment requested).	1994 Form 10-K, Ex 10(l)(2)
†10(i)	AEP System Senior Officer Annual Incentive Compensation Plan amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
*†10(j)(1)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.
*†10(j)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2008. (Non-Qualified).
†10(j)(3)	AEPSC Umbrella Trust for Executives.	AEP 1993 Form 10-K, Ex 10(g)(3), File No. 1-3525
*†10(j)(3)(A)	First Amendment to AEPSC Umbrella Trust for Executives.
†10(k)(1)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(m)(1)
*†10(k)(1)(A)	Amendment to Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 9, 2008.
†10(k)(2)	Memorandum of agreement between Susan Tomasky and AEPSC dated January 3, 2001.	AEP 2000 Form 10-K, Ex 10(s), File No. 1-3525
†10(k)(3)	Letter Agreement dated June 23, 2000 between AEPSC and Holly K. Koeppel.	2002 Form 10-K, Ex 10(m)(3)(A)
†10(k)(4)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)
*†10(k)(4)(A)	Amendment to Employment Agreement dated December 9, 2008 between AEPSC and Robert P. Powers.
†10(k)(5)	Letter Agreement dated June 9, 2004 between AEPSC and Carl English.	AEP Form 10-Q, Ex 10(b), September 30, 2004, File No. 1-3525
†10(k)(6)	Letter Agreements dated June 14, 2004 and June 17, 2004 between AEPSC and John B. Keane.	2006 Form 10-K, Ex 10(j)(5)
†10(l)	AEP System Senior Officer Annual Incentive Compensation Plan, amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(m)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998
†10(m)(1)(A)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)
*†10(m)(1)(B)	Second Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 1, 2008.

†10(n)	AEP Change In Control Agreement, effective January 1, 2008.	2007 Form 10-K, Ex 10(m)
†10(o)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 8-K, Ex 10.1, dated April 26, 2005
10(o)(1)(A)	First Amendment to Amended and Restated AEP System Long-Term Incentive Plan.	2007 Form 10-K, Ex 10(n)(1)(A)
†10(p)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	AEP Form 10-Q, Ex 10(c), dated November 5, 2004, File No. 1-3525
†10(q)(1)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	Form 10-Q, Ex 10(a), March 31, 2005
*†10(q)(1)(A)	Amendment to Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.
*†10(r)	AEP System Stock Ownership Requirement Plan Amended and Restated Effective January 1, 2008.
*†10(s)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.
*†10(t)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.
†10(u)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(r)
*†10(v)	Nuclear Key Contributor Retention Plan Amended and Restated as of January 1, 2008.
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the OPCo 2008 Annual Report (for the fiscal year ended December 31, 2008) which are incorporated by reference in this filing.
21	List of subsidiaries of OPCo.	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: PSO‡ File No. 0-343
3(a)	Certificate of Amendment to Restated Certificate of Incorporation of PSO.	Form 10-Q, Ex 3(a), June 30, 2008
3(b)	Composite By-Laws of PSO amended as of February 26, 2008.	2007 Form 10-k, Ex 3 (b)
4(a)	Indenture (for unsecured debt securities), dated as of November 1, 2000, between PSO and The Bank of New York, as Trustee.	Registration Statement No. 333-100623, Ex 4(a)(b) Registration Statement No. 333-114665, Ex 4(b)(c) Registration Statement No. 333-133548, Ex 4(b)(c) Registration Statement No. 333-156319, Ex 4(b)(c)
4(b)	Sixth Supplemental Indenture, dated as of August 10, 2006 between PSO and The Bank of New York, as Trustee, establishing terms of the 6.15% Senior Notes, Series F, due 2016.	Form 8-K, Ex 4(a), dated August 11, 2006
4(c)	Seventh Supplemental Indenture, dated as of November 14, 2007 between PSO and The Bank of New York, as Trustee, establishing terms of the 6.625% Senior Notes, Series G, due 2037.	Form 8-K, Ex 4(a), dated November 14, 2007
4(d)
$650 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(c) September 30, 2008
4(e)
Amendment, dated as of April 25, 2008, to $650 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(d) September 30, 2008
4(f)
$350 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(e) September 30, 2008
4(g)
Amendment, dated as of April 25, 2008, to $350 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(f) September 30, 2008
10(a)	Restated and Amended Operating Agreement, among PSO, SWEPCo and AEPSC, Issued on February 10, 2006, Effective May 1, 2006.	Form 10-Q, Ex 10(a), March 31, 2006
10(b)	Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.	2002 Form 10-K, Ex 10(b)
†10(c)	AEP System Senior Officer Annual Incentive Compensation Plan amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
*†10(d)(1)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.
*†10(d)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2008 (Non-Qualified).
†10(d)(3)	AEPSC Umbrella Trust for Executives.	AEP 1993 Form 10-K, Ex 10(g)(3), File No. 1-3525
*†10(d)(3)(A)	First Amendment to AEPSC Umbrella Trust for Executives.
†10(e)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(m)(1)
*†10(e)(A)	Amendment to Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 9, 2008.
†10(e)(2)	Memorandum of Agreement between Susan Tomasky and AEPSC dated January 3, 2001.	AEP 2000 Form 10-K, Ex 10(s), File No. 1-3525
†10(e)(3)	Letter Agreement dated June 23, 2000 between AEPSC and Holly K. Koeppel.	2002 Form 10-K, Ex 10(m)(3)(A)
†10(e)(4)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)
*†10(e)(4)(A)	Amendment to Employment Agreement dated December 9, 2008 between AEPSC and Robert P. Powers.
†10(e)(5)	Letter Agreement dated June 9, 2004 between AEPSC and Carl English.	AEP Form 10-Q, Ex 10(b), September 30, 2004
†10(e)(6)	Letter Agreements dated June 14, 2004 and June 17, 2004 between AEPSC and John B. Keane.	2006 Form 10-K, Ex 10(h)(5)
†10(f)	AEP System Senior Officer Annual Incentive Compensation Plan, amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(g)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998
†10(g)(1)(A)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)
*†10(g)(1)(B)	Second Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 1, 2008.
†10(h)	AEP Change In Control Agreement, effective January 1, 2008.	2007 Form 10-K, Ex 10(k)
†10(i)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 8-K, Ex 10.1, dated April 26, 2005
10(i)(1)(A)	First Amendment to Amended and Restated AEP System Long-Term Incentive Plan.	2007 Form 10-K, Ex 10(l)(1)(A
†10(i)(2)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	AEP Form 10-Q, Ex 10(c), dated November 5, 2004
†10(i)(3)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	AEP Form 10-Q, Ex 10(a), March 31, 2005
*†10(i)(3)(A)	Amendment to Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.
†10(i)(4)	AEP System Stock Ownership Requirement Plan Amended and Restated Effective January 1, 2008.
*†10(j)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.
*†10(k)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.
†10(l)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(p)
*†10(m)	Nuclear Key Contributor Retention Plan Amended and Restated as of January 1, 2008.
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the PSO 2008 Annual Report (for the fiscal year ended December 31, 2008) which are incorporated by reference in this filing.
21	List of subsidiaries of PSO.	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
REGISTRANT: SWEPCo‡ File No. 1-3146
*3(a)	Composite of Amended Restated Certificate of Incorporation of SWEPCo.
3(b)	Composite By-Laws of SWEPCo amended as of February 26, 2008.	2007 Form 10-K, Ex 3(b)
4(b)	Indenture (for unsecured debt securities), dated as of February 4, 2000, between SWEPCo and The Bank of New York, as Trustee.
Registration Statement No. 333-96213
Registration Statement No. 333-87834, Ex 4(a)(b)
Registration Statement No. 333-100632, Ex 4(b)
Registration Statement No. 333-108045, Ex 4(b)
Registration Statement No. 333-145669, Ex 4(c)(d)

4(c)	Sixth Supplemental Indenture, dated as of December 4, 2007 between SWEPCo and The Bank of New York, as Trustee, establishing terms of 5.875% Senior Notes, Series F, due 2018.	Form 8-K, Ex 4(a), dated December 4, 2007
4(d)	Seventh Supplemental Indenture, dated as of June 9, 2008 between SWEPCo and The Bank of New York, as Trustee, establishing terms of 6.45% Senior Notes, Series G, due 2019.	Form 8-K, Ex 4(a) dated June 9, 2008
4(e)
$650 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(c) September 30, 2008
4(f)
Amendment, dated as of April 25, 2008, to $650 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(d) September 30, 2008
4(g)
$350 Million Credit Agreement, dated as of April 4, 2008, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(e) September 30, 2008
4(h)
Amendment, dated as of April 25, 2008, to $350 Million Credit Agreement, among AEP, TCC, TNC, APCo, CSPCo, I&M, KPCo, OPCo, PSO and SWEPCo, the Initial Lenders named therein, the Swingline Bank party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
Form 10-Q, Ex. 10(f) September 30, 2008
10(a)	Restated and Amended Operating Agreement, among PSO, TCC, TNC, SWEPCo and AEPSC, Issued on February 10, 2006, Effective May 1, 2006.	Form 10-Q, Ex 10(a), March 31, 2006
10(b)	Transmission Coordination Agreement, dated October 29, 1998, among PSO, TCC, TNC, SWEPCo and AEPSC.	2002 Form 10-K, Ex 10(b)
†10(c)	AEP System Senior Officer Annual Incentive Compensation Plan amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
*†10(d)(1)	AEP System Excess Benefit Plan, Amended and Restated as of January 1, 2008.
*†10(d)(2)	AEP System Supplemental Retirement Savings Plan, Amended and Restated as of January 1, 2008 (Non-Qualified).
†10(d)(3)	AEPSC Umbrella Trust for Executives.	AEP 1993 Form 10-K, Ex 10(g)(3), File No. 1-3525
*†10(d)(3)(A)	First Amendment to AEPSC Umbrella Trust for Executives.
†10(e)	Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 15, 2003.	2003 Form 10-K, Ex 10(m)(1)
*†10(e)(A)	Amendment to Employment Agreement between AEP, AEPSC and Michael G. Morris dated December 9, 2008.
†10(e)(2)	Memorandum of Agreement between Susan Tomasky and AEPSC dated January 3, 2001.	AEP 2000 Form 10-K, Ex 10(s), File No. 1-3525
†10(e)(3)	Letter Agreement dated June 23, 2000 between AEPSC and Holly K. Koeppel.	2002 Form 10-K, Ex 10(m)(3)(A)
†10(e)(4)	Employment Agreement dated July 29, 1998 between AEPSC and Robert P. Powers.	2002 Form 10-K, Ex 10(m)(4)
*†10(e)(4)(A)	Amendment to Employment Agreement dated December 9, 2008 between AEPSC and Robert P. Powers.
†10(e)(5)	Letter Agreement dated June 9, 2004 between AEPSC and Carl English.	AEP Form 10-Q, Ex 10(b), September 30, 2004
†10(e)(6)	Letter Agreements dated June 14, 2004 and June 17, 2004 between AEPSC and John B. Keane.	2006 Form 10-K, Ex 10(h)(5)
†10(f)	AEP System Senior Officer Annual Incentive Compensation Plan, amended and restated effective December 13, 2006.	Form 8-K, Ex 10.1 dated April 25, 2007
†10(g)(1)	AEP System Survivor Benefit Plan, effective January 27, 1998.	Form 10-Q, Ex 10, September 30, 1998
†10(g)(1)(A)	First Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 31, 2000.	2002 Form 10-K, Ex 10(o)(2)
*†10(g)(1)(B)	Second Amendment to AEP System Survivor Benefit Plan, as amended and restated effective January 1, 2008.
†10(h)	AEP Change In Control Agreement, effective January 1, 2008.	2007 Form 10-K, Ex 10(k)
†10(i)(1)	Amended and Restated AEP System Long-Term Incentive Plan.	Form 8-K, Ex 10.1, dated April 26, 2005
10(i)(1)(A)	First Amendment to Amended and Restated AEP System Long-Term Incentive Plan.	2007 Form 10-K, Ex 10(l)(1)(A
†10(i)(2)	Form of Performance Share Award Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	AEP Form 10-Q, Ex 10(c), dated November 5, 2004
†10(i)(3)	Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.	AEP Form 10-Q, Ex 10(a), March 31, 2005
*†10(i)(3)(A)	Amendment to Form of Restricted Stock Unit Agreement furnished to participants of the AEP System Long-Term Incentive Plan, as amended.
†10(i)(4)	AEP System Stock Ownership Requirement Plan Amended and Restated Effective January 1, 2008.
*†10(j)	Central and South West System Special Executive Retirement Plan Amended and Restated effective January 1, 2009.
*†10(k)	AEP System Incentive Compensation Deferral Plan Amended and Restated as of January 1, 2008.
†10(l)	AEP System Nuclear Performance Long Term Incentive Compensation Plan dated August 1, 1998.	2002 Form 10-K, Ex 10(p)
*†10(m)	Nuclear Key Contributor Retention Plan Amended and Restated as of January 1, 2008.
*12	Statement re: Computation of Ratios.
*13	Copy of those portions of the SWEPCo 2008 Annual Report (for the fiscal year ended December 31, 2008) which are incorporated by reference in this filing.
21	List of subsidiaries of SWEPCo.	AEP 2006 Form 10-K, Ex 21, File No. 1-3525
*23	Consent of Deloitte & Touche LLP.
*24	Power of Attorney.
*31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32(a)	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32(b)	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
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